Form 10-Q
period 1997-06-30
UNITED STATES AIRCRAFT CORP
filed 1998-05-12
CIK 350129

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         -----------------------------

                   QUARTERLY REPORT UNDER SECTION 13 OF 15(d)

                     of the Securities Exchange Act of 1934

                         -----------------------------

          For quarter ended June 30, 1997 Commission file number 0-9974
                            -------------                        ------

                       UNITED STATES AIRCRAFT CORPORATION
                       ----------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



        DELAWARE                                        95-3518487
-------------------------------                -----------------------------
(STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER I.D. NUMBER)
INCORPORATION OR ORGANIZATION)


 3121 E. Greenway Rd.   Phoenix, Arizona                        85032
----------------------------------------                   -----------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)


                   (602) 765-0500
-------------------------------------------------
(REGISTRANT'S TELEPHONE NO., INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No
    ------          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1997.

                NUMBER OF SHARES                CLASS
           ------------------------          -------------
                  6,732,504                     Class A
                  4,962,801                     Class B

                       UNITED STATES AIRCRAFT CORPORATION

                          COMMISSION FILE NUMBER 0-9974

                                    FORM 10-Q

                                      INDEX


                                                                   Page No.
                                                                   --------

PART I - FINANCIAL INFORMATION

     Item 1.  FINANCIAL STATEMENTS
                      Consolidated Balance Sheets
                      June 30, 1997 (Unaudited)
                      and September 30, 1996                          3


                      Consolidated Statements of
                      Operations (Unaudited) for
                      the Three and Nine Months ended
                      June 30, 1997 and 1996                          4


                      Consolidated Statements of
                      Cash Flows (Unaudited) for
                      the Three and Nine Months Ended
                      June 30, 1997 and 1996                          5


                      Notes to Consolidated
                      Financial Statements                            6


     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  of Financial Condition and Results of
                  Operations                                          7
PART II - OTHER INFORMATION


SIGNATURES                                                            8

               United States Aircraft Corporation and Subsidiaries
                           Consolidated Balance Sheets
                      June 30, 1997 and September 30, 1996


                                            June 30,1997  September 30, 1996
           Assets                           (Unaudited)
           ------                           -----------    -----------------

Current Assets
     Cash                                   $     5,597    $    10,137
     Accounts receivable                         46,880         54,834
     Prepaid expenses                             8,140          7,191
                                            -----------    -----------
           Total current assets                  60,617         72,162
Advance to officer                                3,394         30,584
Landheld for development                        531,903
Property & equipment, net of
  accumulated depreciation                       57,277         58,504
Plans and specifications                              1              1
Goodwill, net                                    93,897         78,278
              Course materials                   16,210         17,683
Other                                            50,292         21,457
                                            -----------    -----------
                                                813,591        278,669
                                            -----------    -----------


     Liabilities & Stockholder's Equity
Current Liabilities
     Current portion of long-term debt           41,000         41,137
     Convertible debentures & related
       accrued interest                          79,386         74,059
     Accounts payable                            32,777         22,320
     Accrued expenses                            58,788         36,211
     Unearned  tuition                           42,699         35,298
                                            -----------    -----------
                                                254,650        209,025
Long term debt, net of current portion           23,592         31,967
Trust deed notes payable with land
held for development as collateral              501,000


Stockholders' Equity
     Capital stock
       Class A:  $.50 par value,
        10,000,000 shares authorized,
        6,732,504 issued                      3,366,252      3,141,252
       Class B:  $.001 par value,
        5,000,000 shares authorized,
        4,962,801 issued                          4,963          4,963
     Paid in capital                           (383,827)      (203,827)
Retained earnings (deficit)                  (2,953,039)    (2,904,711)
                                            -----------    -----------
                                                 34,349         37,677
                                            -----------    -----------
                                            $   813,591    $   278,669
                                            -----------    -----------
        The accompanying notes are an integral part of these statements.

               United States Aircraft Corporation and Subsidiaries
                      Consolidated Statements of Operations
           For the Three Months Ended and Nine June 30, 1997 and 1996
                                   (Unaudited)

                                               Three Months Ended             Nine Months Ended
                                                    June 30                        June 30
                                              1997             1996           1997           1996
                                              ----             ----           ----           ----
Revenue                                   $    151,916    $    150,316   $    401,812    $    348,109
                                          ------------    ------------   ------------    ------------
Expenses
Expenses
    Personnel expenses                          92,918          84,178        255,461         213,116
    Facility cost                               15,409           9,611         37,967          23,082
    Other operating cost                        28,286          23,355         83,787          65,278
    General and administration                  20,525          15,137         48,447          20,447
                                          ------------    ------------   ------------    ------------


                                               157,138         132,281        425,662         321,923
                                          ------------    ------------   ------------    ------------

          Income (loss) before interest
         expense, depreciation and
         amortization                           (5,222)         18,035        (23,850)         26,186


Interest Expense                                 3,662           3,368         10,767          10,200

Depreciation and amortization                    4,571           3,665         13,711           9,862
                                          ------------    ------------   ------------    ------------
         Net income (loss)                $    (13,455)   $     11,002   $    (48,328)   $      6,124
                                          ------------    ------------   ------------    ------------

Net income (loss) per share               $      (.001)   $       .001   $      (.004)   $       .001
                                          ------------    ------------   ------------    ------------


Weighted number of shares
Outstanding                                 11,695,305      11,245,305     11,494,379      10,663,360
                                          ------------    ------------   ------------    ------------

        The accompanying notes are an integral part of these statements.

               United States Aircraft Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
        For the Three Months and Nine Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                       Three Months Ended        Nine Months Ended
                                                            June 30                    June 30
                                                            -------                    -------
                                                         1997        1996         1997         1996
                                                         ----        ----         ----         ----
Cash Flows From Operating Activities

     Net income (loss)                               $ (13,455)   $  11,002    $ (48,328)   $   6,124

     Adjustments to reconcile net to cash
     used by operating activities
     Depreciation                                        2,481        2,482        7,443        6,311
     Amortization                                        2,090        1,154        6,268        3,552
    Class A Shares in payment of services                            37,500                    37,500
    Net increase (decrease) in current liabilities
    and (increase) decrease in accounts receivable
    prepaid expense and other assets                    10,431      (28,002)      50,571      (29,704)
                                                     ---------    ---------    ---------    ---------
    Net cash provided by (used by)
      operating activities                               1,547       24,136       15,954      (23,783)
                                                     ---------    ---------    ---------    ---------

Cash flows from investing activities
    Cash provided from acquisition of Western
     College, Inc.                                                                              4,145
    Increase in goodwill-Western College, Inc.
     acquisition                                                                 (20,000)
    Acquisition of land held for development            (3,374)                 (531,903)
    Disposition (acquisition) of equipment              (1,322)                   (6,216)      (1,155)
                                                     ---------    ---------    ---------    ---------


Net cash provided by (used by)
  investing activities                                  (4,696)                 (558,119)       2,990
                                                     ---------    ---------    ---------    ---------
Cash flows from financing activities
    Trust deed notes payable for land  acquisition                               501,000
    Issuance of Class A Common shares for:
      Land acquisition                                                            25,000
      Contingent shares-Western College, Inc. Acq                                 20,000
   (Decrease) in long-term debt                         (2,985)     (17,227)      (8,375)     (19,599)
                                                     ---------    ---------    ---------    ---------

    Net cash provided by (used by)
       financing activities                             (2,985)     (17,227)     537,625      (19,599)
                                                     ---------    ---------    ---------    ---------
Net increase (decrease) in cash                         (6,134)       6,909       (4,540)       7,174

Cash, Beginning of Period                               11,731        5,924       10,137        5,659
                                                     ---------    ---------    ---------    ---------
Cash, End of Period                                  $   5,597    $  12,833    $   5,597    $  12,833
                                                     ---------    ---------    ---------    ---------

        The accompanying notes are an integral part of these statements.

                       UNITED STATES AIRCRAFT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                JUNE 30, 1997 (UNAUDITED) AND SEPTEMBER 30, 1996


NOTE 1 - Basis of Presentation
         ---------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-K for the year ended September 30, 1996.

NOTE 2 - Summary of Significant Accounting Policies
         ------------------------------------------
         Basis of Consolidation
         ----------------------

The consolidated financial statements include the accounts of United States Aircraft Corporation and its subsidiaries (hereinafter referred to as "the Company"). All intercompany transactions have been eliminated in consolidation.

For further information concerning significant accounting policies, refer to the audited financial statements and footnotes thereto in the Company's Form 10-K for the year ended September 30, 1996.

NOTE 3 - Land Acquisition
         ----------------

On November 8, 1996, the Company entered into an agreement to acquire 35.66 acres of raw land in Glenn County, California, for $700,000, which for financial reporting purposes has been recorded at $526,000. The acquisition, completed in February 1997, was funded through the issuance of 250,000 shares of the Company's Class A common stock, the issuance of a $171,000 first deed of trust, bearing interest at 14.5% per annum, payable in monthly installments of interest only at $2,066, with the remaining principal balance due February, 1999, and a seller carryback of $330,000 payable in monthly installments of interest only, bearing interest at 10% per annum, with the entire principal balance due February 2001. The Company intends to develop the land as a recreational vehicle park.

Note 4 - Subsequent Events:
         ------------------

        In July 1997 the Company acquired certain assets of Travel Easy, Inc. a Phoenix, Arizona full service travel agency in exchange for the assumption of approximately $70,000 of liabilities and the issuance of Class A common shares. In August 1997, the Company acquired the assets of FirsTravel another Phoenix, Arizona full service travel agency for the assumption of approximately $17,000 in liabilities. On November 1, 1997 the two agencies were combined and the Company's travel agency is being operated as division under the name of FirsTravel. The acquisition will be accounted for as purchases and included in operations from the date of purchase.

        The company determined to discontinue its real estate brokerage and property management operation and in September 1997, sold its subsidiary Hansen & Associates, Inc. dba Property Masters. The sale resulted in a gain of approximately $50,000.

Item 2.         Management's Discussion and Analysis of Financial Condition and
                ---------------------------------------------------------------
      Results of Operations Results of Operations
      -------------------------------------------

         The company operates a real estate training school through its wholly owned subsidiaries Western College, Inc. and Ford Schools, Inc. and a real estate brokerage and property management firm through its wholly owned subsidiary Hansen & Associates, Inc. d.b.a. Property Masters.

Comparison nine months ended June 30, 1997 to 1996

The (loss) before interest, depreciation and amortization expenses increased by $50,036 primarily because of operating cost increases related to the expansion of the real estate training operations. Operating expenses increased by $103,739 including a $42,345 increase in personnel expenses, a $14,885 increase in facility costs, a $18,509 increase in other operating cost, and a $28,000 increase in general and administrative expense. Revenue increased by $53,703 consisting of increases in real estate training tuition of $79,166 and offset by a decrease in real estate brokerage and other revenue of $25,463.

Interest increased by $567 and depreciation and amortization increased by $3,849.

Comparison three months ended June 30,1997 to 1996

The (loss) before interest, depreciation and amortization expenses increased by $23,257 primarily because of operating costs increases related to the expansion of the real estate training operations. Operating expenses increased by $24,857 including a $8,740 increase in personnel expenses, a $5,798 increase in facility costs, a $4,931 increase in other operating costs, and a $5,388 increase in general and administrative expense. Revenue increased by $1600 consisting of increases in real estate training tuition of $ 23,426 and offset by a decrease in real estate brokerage and other revenue of $21,826.

Interest increased by $294 and depreciation and amortization increased by $906.

         Financial Condition and Liquidity and Capital Resources
         -------------------------------------------------------

The working capital deficit increased by $57,170 from September 30, 1996 to $194,033. Property and equipment decreased by $1,227 due to acquisitions of equipment of $6,216 offset by depreciation of $7,443. Goodwill increased by $20,000 due to the issuance of 200,000 Class A shares of common stock pursuant to the acquisition of Western College, Inc. offset by amortization of $4,381.

Current liabilities increased by $45,625 from September 30, 1996 to $254,650. Included in current liabilities are $56,450 of convertible debentures and $22,936 of related accrued interest that were due on December 31, 1996. The debentures and interest have not been paid and the Company believes that they will eventually be retired through conversion to the Company's Class A common stock, although no assurance can be given that such a conversion will be elected by the debenture holders. Long-term debt decreased by $8,375 due to payments.

The Company's management has continued its program to expand the services operations through further expansion of its existing operations plus the acquisition of other service organizations. Working capital continues to limit the expansion of the Company although the Company in February 1997 acquired
35.66 acres of undeveloped land for 250,000 Class A shares of its common stock plus approximately $500,000 of trust deed notes payable. The Company intends to plan the development of the parcel and to use the land as collateral for a $100,000 loan to provide an interim resolution to the working capital deficiency. Additionally, the Company is aggressively investigating acquisitions of services operations that are compatible with the existing operations and that can be acquired for the Company's common stock or with debt that is retired from the cash flow from the acquired operation. Further, the Company plans to complete a private placement aggregating approximately $150,000 to provide working capital, fund the acquisitions and retire a portion of the long-term debt. No assurance can be given that the acquisitions will be completed or the private placement will be successful.

PART II. Other Information
         -----------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------


                None







                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                       UNITED STATES AIRCRAFT CORPORATION
                       ----------------------------------




Date: 1-13-98          /s/ Harry V. Eastlick
     ----------        ---------------------------------------------------
                       Harry V. Eastlick, President and Chief
                       Executive Officer





Date: 1-13-98          /s/ Harry V. Eastlick
     ----------        ---------------------------------------------------
                       Harry V. Eastlick, Acting Chief Financial Officer
                                                                               8