Form 10-K
period 1997-09-30
UNITED STATES AIRCRAFT CORP
filed 1998-05-28
CIK 350129

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------
                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                              ---------------------

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997
                          COMMISSION FILE NUMBER 0-9974

                       UNITED STATES AIRCRAFT CORPORATION
                       ----------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                               95-3518487
-----------------------------                                -------------------
STATE OR OTHER JURISDICTION OF                                (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION                                IDENTIFICATION NO.)

3121 East Greenway Rd., Suite 201, Phoenix, Arizona                85032
---------------------------------------------------                -----
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    ZIP CODE

                                 (602) 787-1351
               ---------------------------------------------------
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:

                                      NONE
          ------------------------------------------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

                              CLASS A COMMON STOCK
          ------------------------------------------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act for 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES   X                        NO
                       -------                       -------

         At September 30, 1997, no market existed for the Registrant's Class A Common Stock, the only class which is publicly held.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         The number of shares outstanding of each of the registrant's classes of common stock as of September 30, 1997 was:

                   Class A Common Stock:     7,652,504 shares
                   Class B Common Stock:     4,962,801 shares

                                     PART I

Item 1.       Business.
              ---------

Introduction
------------

         At September 30, 1997, the Company is engaged in adult education and travel services plus the ownership of real estate. The Company was previously active in the modification of the DC-3/C-47 aircraft and real estate property management both of which were discontinued in 1984 and 1997 respectively.

         The Company, United States Aircraft Corporation, was incorporated in Delaware on October 6, 1978 and began operations in April 1980. The principal executive offices of the Company are located at 3121 East Greenway Rd., Suite 201, Phoenix, Arizona 85032, telephone number (602) 787-1351.

Adult Education
---------------

         The Company's adult education operation is conducted by its wholly owned subsidiaries Ford Schools, Inc. and Western College, Inc.

Ford Schools, Inc. is an Arizona real estate training organization providing the required training to individuals seeking a real estate salesperson's or broker's license, and continuing education for licensed salespersons and brokers. Effective January 1, 1996, the Company acquired Western College, Inc. a real estate training organization providing the same courses of study. On January 1, 1996, the operations of Ford and Western were combined at the Western campus and operated as a single school under the name of Western College / Ford Schools. The Company intends to adopt the name Westford College, Inc. for its adult education opertion. The school and its courses of study are approved by the Arizona Department of Real Estate.

Ford Schools is one of the oldest continuously operated real estate schools in Arizona. At September 30, 1997, there are approximately four proprietary schools for real estate training in the Phoenix metropolitan area that offer both license and license renewal education. Another metropolitan Phoenix based school has the largest market share in Arizona. While small schools will continue to be formed, management believes the trend will be toward larger schools, providing high quality instruction and a variety of programs.

In 1997 the State of Arizona required the following real estate training:

                                             Courses and Hours
                                             -----------------

Real Estate Salesperson License              Principles of Real Estate - 90
                                             hours

Real Estate Brokers License                  Principles of Real Estate - 90
                                             hours

Renewal of License                           Various courses approved by
                                             Real Estate Department
                                             generally 3 to 6 hours in length.
                                             Total 24 hours every two years.

Currently, the required training must be completed in a class room setting. The Arizona Department of Real Estate is currently reviewing this requirement in order to consider the establishment of policies and procedures for "out of the classroom" or "distance" learning. Under consideration are, among other methods of distance learning, computer-aided classroom settings, compact disc-based program that can be studied at home, the Internet, and satellite TV and videos. The Company intends to develop course materials to present distance learning courses when such policies and procedures are adopted by the Arizona Department of Real Estate.

During the three years ended September 30, 1997, student enrollments and tuition revenues were as follows:

                                                               Average
                              Students       Revenue           Tuition
                              --------       -------           -------
         Sales Licensing
              1997              1,049        $261,099        $   248.90
              1996                937        $204,453        $   218.19
              1995                328        $ 87,745        $   267.51

         Broker Licensing
              1997                 34        $ 14,840        $   436.47
              1996 (1)             41        $ 18,507        $   451.39
              1995 (2)              9        $  2,975        $   330.55

         Renewal
              1997              9,835        $134,206        $    13.64
              1996 (1)          7,252        $106,908        $    14.74
              1995              3,697        $ 51,761        $    14.00

          (1) Represents the combined operations of Western College, Inc. and Ford Schools, Inc. since January 1, 1996. Statistics prior to January 1, 1996 represent Ford Schools, Inc. only.
          (2) Broker licensing classes were not offered by Ford Schools, Inc. until June 1995.

         There are approximately 50,000 licensed real estate salesperson and brokers in Arizona. The number of individuals taking the licensing examination each month varies, generally increasing as real estate activity increases and decreases when it is slow. In the fiscal year 1997, the number taking the State of Arizona sales licensing tests that were given each month ranged from approximately 300 to 450. Even though there are significant numbers taking the licensing exam each month, the number of licensed personnel remains relatively constant as a significant number of licensees choose to let their licenses lapse.

         Western College / Ford Schools has continued its planned expansion program with the opening of a second campus in northeast Phoenix, Arizona. Currently, the two campuses, each with three class rooms, are located as follows:

               West Campus                   4425 West Olive, Suite #128
                                             Glendale, Arizona

               Northeast Campus              3121 East Greenway Rd., Suite #201
                                             Phoenix, Arizona

         The Company advertises its real estate programs in metropolitan Phoenix telephone directories plus through direct mail to its referral sources. In October, 1996 the Company began publishing the Renewal News, a monthly magazine for real estate licensees with a circulation of approximately 11,000. The magazine includes the class schedule for both locations along with relevant articles and paid advertising revenue in the year ended September 30, 1997 was $18,359. The Company has launched a program to increase the circulation, and the advertising revenue plus expand the editorial content.

Utilizing its existing base in adult education, the Company intends to expand and profit from the adult career education field. Through its acquisition program, the Company intends to expand into other geographic markets and to expand its curriculum to include training for other professionals such as travel and insurance agents, accountants and home inspectors. The expansion is expected to include the offering of home study courses which in some cases will use computer networks, video conferencing, and interactive multimedia courses, all of which provide enhanced education and training that is not bound by time or location.

Travel Services

         The Company, through acquisitions, implemented its travel services division on July 1, 1997. Effective July 1, 1997 the Company purchased certain assets of Travel Easy, Inc. and in August 1997 the assets of FirsTravel, both of which were full service travel agencies. The Travel Easy agency has been closed and its approximately 175 independent contractor Home Based Travel Agents became affiliated with the Company's travel agency operated as FirsTravel.

         FirsTravel is a full service travel agency registered with the Airline Reporting Corporation. It serves the retail market from its office at 4700 North Central Avenue, Phoenix Arizona and serves its approximately 175 independent contractor Home Based Travel Agents located throughout the country.

         Travel Agency sales for the three months from acquisition through September 30, 1997 were as follows:

              Airline tickets                                 $339,217
              Hotels                                            81,861
              Automobiles                                       26,255
              Cruises                                          116,508
              Tours                                            161,362
              Other                                             51,341
                                                              --------
                  Total Sales                                 $776,544
                                                              --------

         Total sales for the acquired agencies were $5,191,426 and $2,324,325 for the years ended September 30, 1997 and 1996, respectively. The sales of the acquired agencies for the fiscal year ended September 30, 1997 and 1996 are not representative of the expected sales volume in the fiscal year ended September 30, 1998 due to changes in operations, primarily the reduction of outside agents from over 3,000 to approximately 175 Home Based Travel Agents that intend to book sales for others as opposed to just booking personal travel.

         In October,1997 the major airlines changed their commission rate to travel agencies from 10% to 8%. Accordingly, in January 1998 FirsTravel adopted the policy of generally charging its customers a $10 service fee for each airline ticket generated. Further, the company intends to continue its policy to promote leisure travel, such as tours and cruises, where the commissions generally range from 10% to 13%. Management believes that the travel services operation can be expanded through the acquisition of other travel service companies and that FirsTravel can be expanded through the recruitment of new Home Based Travel Agents. Additionally, the Company is in the process of implementing a travel education program for individuals desiring to enter the travel services industry and continuing education for active travel agents. The education program will be presented by the Company's adult education division.

Real Estate Owned
-----------------

         The Company owns 35.66 acres of undeveloped land located on the Interstate 5 frontage road in Glenn County, California which is approximately 85 miles North of Sacramento, California. The Company is pursuing various alternatives for realizing the value of this property, including the possibility of forming a Real Estate Investment Trust (REIT) to whom the undeveloped land would be sold or contributed.

         The Company believes the land can be developed with a service station, mini-mart, motel, fast food outlet and a recreational vehicle park and it is expected that the REIT would contract with the Company to manage and develop its parks.

         The land has been pledged as collateral for $601,000 of trust deed notes payable for which interest on the second and third position notes are delinquent. The Company does not have sufficient liquid capital to continue to service the debt. If a REIT or other alternative is not formed with the resulting sale or contribution of the land to the REIT, the company will be required to take other steps to sell the land that could be at a sales price that would be less than the trust deed notes payable.

         For additional information regarding working capital, reference is made to Item 7, Financial Condition and Liquidity and Capital Resources.

Discontinued Operations
-----------------------
Aircraft Modifications

         From April 1980, the Company had been engaged in the business of modifying and converting the Douglas DC-3/C-47 aircraft from conventional piston-driven engines to Pratt & Whitney PT6 turboprop engines and modification of the airframe systems to accommodate the new engines. The purpose of the program was to increase payload capacity, reduce maintenance costs and increase revenues.

The Company's aircraft engine conversion program conservatively substitutes equivalent power using widely accepted new turboprop engines as replacements. Weight is reduced by changing to lighter engines and lengthening the fuselage to increase payload capacity. The Company had been developing the capability to modify or convert an operator's aircraft, supply a completely converted aircraft to a customer or provide complete kits for installation at regional installation centers. The conversion and modification of existing DC-3 aircraft was expected to increase demand because of the savings based on reduced capital investment in new equipment and spare parts, reduced expenditures for flight and maintenance crew training, reduced operating cost and increased productivity. The converted aircraft is known as the "DC-3/C-47 Turbo Express".

         The Company selected the DC-3/C-47 conversion program as its initial project because of the large number to these aircraft available for conversion and the need for the conversion. The turboprop engines deliver thrust slightly higher than delivered by the piston engines. The new engine installation results in a weight saving in excess of 3,000 pounds and substantially less aerodynamic drag. It offers increased cruising speed and considerably improved overall aircraft performance. Although turboprop engines consume slightly more fuel than piston-driven engines, the conversion is particularly desirable since the fuel required for the piston-driven engines, aviation gas, is substantially more expensive and scarce than that required to operate the turboprop engines. Furthermore, the PT6 turboprop engines would operate with significantly more reliability than the piston-driven engines, thus requiring less down-time and expense for maintenance, with a substantial improvement in safety. The availability of the PT6 turboprop engine depends on sufficient lead time and adequate capital to place advance deposits when the order is placed. In 1984 the Company believed that the Federal Aviation Administration Certification of the Company's converted DC-3 demonstrator aircraft would be accepted by most of the Company's foreign customers and their aviation regulatory agencies as sufficient proof of airworthiness. Regulatory agencies in Canada, England and France may require their own certification after examination of design, engineering and flight test data by these authorities.

         An Alaskan charter and air taxi operator, Harold's Air Service, Inc. of Fairbanks, Alaska, purchased the Company's demonstrator aircraft which was paid for and delivered on December 8, 1983. FAA Certification was issued for this aircraft on December 1, 1983. Harold's Air purchased a conventional DC-3 for conversion by the Company. In December 1984 ownership was transferred to the Company with Harold's Air retaining an option to lease or purchase. Harold's Air also placed a $330,000 advance payment for the lease or purchase option on the second aircraft on which the Company started the conversion process.

         In July, 1983, Air Group International placed a non-refundable deposit of $50,000 for the conversion of an aircraft, and the Company billed its first progress payment of $192,000 in December 1983. The billing was not paid and the contract was canceled. The initial deposit was recorded as income in the year ended September 30, 1984.

         The DC-3/C-47 Turbo Express is an aircraft that meets the specific requirements of several potential customers. Potential customers are primarily foreign commercial operators for cargo and geological explorations and surveys. Although there had been indicated demand for the Company's product, the Company was unable to accept any orders without additional financing.

         By September 30, 1984, the Company decided to cease operations until additional financing for the marketing and production operations could be obtained. The conversion of the second aircraft was not completed. During the fiscal years ended September 30, 1985, 1986 and 1987, except for certain marketing efforts and attempts to obtain additional capital, the Company was inactive.

         In April 1988, the Company executed an agreement with a company specializing in aircraft conversions and with certain other parties. As a part of the agreement, the Company granted for a two year period a license to the aircraft converter company to use the Company's technology that is set forth in the FAA Supplemental Type Certificate owned by the Company. Consideration for the use of the license was $150,000 cash and future royalties of $10,000 for each aircraft converted during the two year period. Also $30,000 was received in cash as an advance against future royalties plus an additional $30,000 for certain tangible assets.

         Also as part of the agreement, a customer who held a promissory note for $330,000 and had filed a lawsuit in July 1985 released all claims against the Company. Consideration by the aircraft converter company to the customer was $35,000 cash and future royalties not to exceed $265,000.

         At September 30, 1989, management was informed by the licensee that the licensee expected approximately 12 to 15 aircraft would be converted during the royalty period. During the years ended September 30, 1990 and 1991, the Company determined that $80,000 and $20,000, respectively of royalties had been earned pursuant to the licensing agreement. The licensee had paid $30,000 of the royalties in advance and the remaining $70,000 less an allowance of $5,700 was receivable at September 30, 1991. The licensee of the Company's technology (as defined below) did not pay the royalties due and did not return the technology as required in the April 1988 agreement. In August, 1991, the Company demanded that the licensee pay the royalties due and return the technology. The definition of technology in the April 1988 agreement includes among other items, drawings, all reports, vendor data including component drawings and qualification reports, flight manuals, maintenance manual supplements and jigs and tools. When the licensee did not return the technology as requested, the Company obtained a portion of the technology that was held by certain vendors.

         On September 4, 1991, the licensee filed a complaint against the Company in Wisconsin state court alleging that the Company's Technology was not used in the development of their conversion kit product. In their complaint they requested a declaratory judgment that the licensee is the exclusive owner of the conversion technology and denying the Company's entitlement to royalties.

         In February, 1992, the Company filed an answer to the licensee's complaint along with counterclaims that requested judgments for damages, payment of the royalties due and an immediate return of the Technology.

         On September 23, 1993, the Company and the licensee agreed to a settlement and dismissal of the litigation whereby the Company could retain the Technology they had obtained from certain vendors and the licensee had no obligation to return the remainder of the Technology. As an additional inducement to settle the litigation certain shareholders of the licensee, agreed to pay the Company $40,000 plus assume the obligation for legal fees related to the litigation.

         The Company invested over five years of effort and substantial capital in developing the Turbo Express aircraft conversion and obtaining the FAA Certification. The Company is aware of only one other entity in addition to the licensee certified by the FAA to convert the DC-3/C-47 to turboprop power.

         The Company has investigated methods of realizing its investment in the plans and specifications. Possible methods to realize the Company's investment in the plans and specifications include a new licensing agreement, sale of the plans and specifications, acquisitions or by obtaining financing and successful future development. At September 30, 1996, the Company was unable to identify any proceeds to the Company from its investment in the plans and specifications. Accordingly, a loss of $649,999, that represents the excess of the carrying amount over the present value of identifiable net cash flow, has been included in operations for the year ended September 30, 1996.

Real Estate Property Management
-------------------------------

         Hansen & Associates, Inc. dba Property Masters is a Phoenix, Arizona residential real estate brokerage that specializes in management of single family residential homes. In August 1997 the Company decided to discontinue this line of business and sold the stock in Hansen & Associates Inc. to the president of the subsidiary in a transaction that was effective on September 30, 1997, with a resulting gain on the sale of $53,796.

EMPLOYEES
---------

         On September 30, 1997, the Company, had 15 employees. Further, the Company had approximately 175 independent contractor home based travel agents and fifteen to twenty independent contractor instructors for the real estate training school.

SPECIAL CONSIDERATIONS
----------------------

The following factors, in addition to those discussed elsewhere in this Report, should be considered carefully in evaluating the Company and its business.

1. Lack of Profitable Operations. The Company experienced a net loss of $(49,922) for the fiscal year ended September 30, 1997. Management expects that the results of operations for the year ended September 30, 1998 will be improved; however no assurance can be given that the Company will be able to attain or maintain a profitable level of operations in the future, or that it will not continue to incur operating losses.

2. Current Defaults on Existing Obligations. The Company currently is in default on the payment of various convertible debentures in the outstanding principal amount of $56,450. The Company also is in default on various trust deed notes payable with respect to 35.66 acres of undeveloped land it owns in Glenn County, California (the "California Land") in the amount of $435,000, and the holder of the $100,000 second trust deed note payable has filed a notice of default with respect to the non-payments on the related note. The Company is pursuing various alternatives for realizing the value of the California land, including the possibility of forming a Real Estate Investment Trust (REIT) to whom the undeveloped land would be sold or contributed. If the Company is unable to pay the balance due on the second trust deed note payable, then the Company may lose the California Land in a foreclosure sale and would be liable for any deficiency in the payment on the notes securing the land, which could be substantial. The Company currently does not have the ability to pay any of its defaulted debts and no assurance can be given that the Company will have sufficient capital to pay such debts.

3. Risk Associated with Business Strategy. The Company intends to pursue a strategy of growth primary though acquisitions of school and travel service operations. Further, the Company intends to investigate potential mergers or acquisitions in other lines of business, including recreational vehicle park operations, in which the Company does not currently operate. There can be no assurance that the Company, will be successful in acquiring existing businesses on acceptable terms and conditions or that the businesses acquired will be effectively and profitably managed and integrated into its operations.

4.   Need  for  Additional  Financing.   The  Company  will  require  additional
     financing in the future. No assurance can be given that such additional financing will be available to the Company on terms favorable to it if additional financing is available at all.

5. Dependence Upon Current Management. The education, training and experience of certain individuals engaged in the management and operation of the Company are critical to the success of the Company. The loss of any of such persons as an officer or employee of the Company could result in a significant decrease in the Company's prospects for success, and there is no assurance that such persons will continue to be associated with the Company in the future. In addition, there is no assurance that should such persons remain with the Company, the Company will become successful.

6. Absence of Liquid Public Market. The Company's Class B Common Stock is not publicly traded. The Company's Class A Common Stock is traded on the Nasdaq bulletin board on an extremely limited basis. As a result of the Company having two classes of Common Stock and the extremely limited trading market for the Company's Class A Common stock, trading in the Class A Common Stock may be subject to substantial fluctuations. Moreover, in view of such a limited market it may be extremely difficult for any owner of the Class A Common Stock to sell shares without having an adverse effect on the market price of the Common Stock. Further, the Company's Class A Common Stock is not traded on the Nasdaq small capital market, and is unlikely that such stock would be so traded in the foreseeable future. The Company's Class A Common Stock constitutes "penny stock" under the rules and regulations of the Securities and Exchange Commission, and such designation may have an adverse effect on the market in the Company's Class A Common Stock. The Company is exploring alternatives to simplifying its capital structure, including the possibility of combining its two classes of Common Stock, and any such actions may have an adverse effect on the market price of the Class A Common Stock or the Class B Common Stock, or both.

7. Lack of Dividends. The Company intends to employ all available funds for the development of its business and, accordingly, does not intend to declare or pay cash dividends in the foreseeable future.

8. Dependency on Economic Conditions on the Adult Education and Travel Service Business. The Company's line of business and the success of its planned expansion is largely dependent on economic growth in its market area. At present, adult education serves the real estate industry that is experiencing significant growth. Real Estate education generally declines when real estate activity declines. Travel services also generally follows general economic trends. If the current economic activity slows, the depressed economy could slow and possibly frustrate the Company's planned expansion of its operations.

9. Competition. The markets in which the Company sells its services and products are highly competitive. The Company faces competition from larger and better capitalized companies which are better able to withstand operating losses and the effects of a cyclical market.

10. Liquidity. The Company had a negative working capital of $200,887 at September 30, 1997. Obtaining positive working capital and the completion of the Company's expansion of its operation is dependent on the successful completion of the sale of or refinancing of the debt with respect to the California land and formation of a Real Estate Investment Trust or other alternative, renegotiation of certain current liabilities and obtaining other long-term financing.

11.  Cautionary  Statement  Regarding   Forward-Looking   Information.   Certain
     statements and other information contained herein concerning future, proposed, and intended activities of the Company or other matters that are not historical facts are forward-looking statements (as defined in the Securities Act). When used herein, the words "believe" , "expect", "anticipate", "estimate", and similar expressions are intended to identify forward-looking statements that are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include those, among others, discussed under "Special Considerations."

Item 2.  Properties
         ----------

         The Company maintains its corporate offices within the Western / Ford campus at 3121 East Greenway Rd., Suite #201, Phoenix, Arizona 85032.

         Western / Ford maintains two campuses. The West campus is located at 4425 West Olive, Suite #128 in Glendale, Arizona. The campus has three classrooms and office space and is leased pursuant to a three year lease expiring in May 1998. The lease rental is paid at $2,182. per month for eleven months each year with no rental paid in December of each year.

         The Northeast campus is located at 3121 East Greenway Road, Suite #201 in Phoenix, Arizona. The campus has three classrooms and office space and is leased pursuant to a five year lease expiring July 31, 2001. The monthly rent is $1,689 plus common area charges that approximate $585 per month. The base rent per month increases each annual period as follows:

                      Year 2                        $1,948
                      Year 3                        $2,208
                      Year 4                        $2,274
                      Year 5                        $2,343

         FirsTravel maintains its office at 4700 North Central Avenue, Suite 205 in Phoenix, Arizona. The office space is leased pursuant to a two year lease expiring on December 31, 1999 the monthly rent is $333.

Item 3.  Legal Proceedings
         -----------------

         At December 31, 1997, there were no material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         There were no matters submitted to a vote of Security holders during the quarter ended September 30, 1997.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
         ---------------------------------------------------------------------

         The Company's Class B common stock is not publicly traded. The Company's Class A common stock has traded in the over-the-counter market. At September 30, 1997 and for the eight prior quarters, no significant market has existed for the Class A common stock; however, a diminutive number of shares have traded during the last eight quarters at a low of $.01 and a high of $.15. The symbol for the Class A shares on the NASDAQ bulletin board is UAIRA.

         As of September 30, 1997, the number of holders of the Company's Class A common stock was approximately 850. This number is based upon the number of record holders of the Company's Class A common stock. At the same date, the number of holders of the Company's Class B common stock was 41.

         The Company has paid no dividends in its history and does not plan to pay any dividends in the immediate future. The Certificate of Incorporation of the Company provides that holders of Class B common stock are not entitled to receive any dividends thereon until dividends aggregating $0.50 per share shall have been declared and paid on Class A common stock; thereafter, both classes of common stock shall share ratably in the dividends.

Item 6.  Selected Financial Data
         -----------------------

         The following table summarizes certain selected financial data of the Company, which are qualified in their entirety by the more detailed financial statements included herein.

                        For The Year Ended September 30,
                        --------------------------------

                                    1993           1994           1995           1996          1997
                                    ----           ----           ----           ----          ----
BALANCE SHEET DATA:

Total Assets                    $   806,943    $   802,690    $   803,169    $   278,669    $ 1,066,159
                                -----------    -----------    -----------    -----------    -----------

Total Liabilities               $   581,473    $   622,161    $   220,008    $   240,992    $   941,404
                                -----------    -----------    -----------    -----------    -----------

Shareholders'
  Investment                    $   225,470    $   180,529    $   583,161    $    37,677    $   124,755
                                -----------    -----------    -----------    -----------    -----------

STATEMENT OF OPERATIONS DATA:

Revenues                        $    93,171    $   110,480    $   193,640    $   386,173    $ 1,222,243
                                -----------    -----------    -----------    -----------    -----------

Income (loss) before
interest expense, dep
and amortization                $    19,476    $     7,011    $    48,509    $    33,604    $   (66,770)
                                -----------    -----------    -----------    -----------    -----------

Depreciation and
 Amortization                   $    14,795    $     9,629    $     7,729    $    15,281    $    26,412
                                -----------    -----------    -----------    -----------    -----------

Interest Expense                $    38,608    $    37,950    $     9,819    $    12,979    $    14,933
                                -----------    -----------    -----------    -----------    -----------

(Loss) from Write Off
 of Plans and Spec                                                           $  (649,999)
                                                                             -----------

Income (loss) from
 Discontinued Operations        $     5,063    $    (4,373)   $    (2,356)   $    11,671    $    58,193(1)
                                -----------    -----------    -----------    -----------    -----------

Net Income (loss)               $   (28,864)   $   (44,941)   $    28,605    $  (632,984)   $   (49,922)
                                -----------    -----------    -----------    -----------    -----------

PER SHARE DATA:

Net Income
 (loss)                         $      (.00)   $      (.01)   $       .00    $      (.06)   $       .00
                                -----------    -----------    -----------    -----------    -----------

The four years ended September 30, 1996 have been restated to reflect Hansen & Associates, Inc. dba Property Masters as a discontinued operation.

(1) Includes the $53,796 gain on the sale of Hansen and Associates, Inc. dba Property Masters.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Results of Operations
---------------------

Comparison 1997 to 1996

         The  loss  before  interest,   depreciation  and  amortization  expense
increased by $100,374. The increased loss consists of the following:

         Reduction in Real Estate Education 1997
                operating income over 1996               $ 22,820.

         Operating loss from
                travel agency operation
                during the three months from
                acquisition on July 1, 1997              $ 16,033.

         Increase in general
                corporate overhead                       $ 28,125.

         Decrease in other revenue                       $ 33,396.

The operating income from the adult education division declined by $22,820. The decline was due to an $115,742 increase in operating costs offset by a $92,922 increase in revenues. The revenue increase is the result of additional enrollment including those at the new East campus, and due to a $18,035 increase in advertising revenue related to the publication of the Renewal News. The operating cost increase consists of an $58,679 increase in personnel expense, $34,633 increase in facility costs and $22,430 increase in other operating costs all of which increased primarily due to the opening of the East campus in August 1996.

The travel services operation was started on July 1, 1997 with the purchase of an existing travel agency and the operating results are included from the acquisition date through September 30, 1997 with no comparable amounts for fiscal 1996 as follows:

                                                              Amount
                                                              ------

          Sales                                             $ 776,544
                                                            ---------

          Cost of sales                                     $ 699,699
                                                            ---------

          Gross Profit
            operating costs                                    76,875

          Personal Expense                        48,553

          Facility cost                            2,534

          Other Operating costs                   41,821
                                                  ------
            Total operating costs                              92,908
                                                               ------

          Income (loss) before interest
            depreciation and amortization                     (16,033)
                                                              -------

General corporate overhead increased by $28,125 primarily due to management compensation increases of $16,108 and an increase of legal and accounting fees of $6,884.

Other revenue declined by $33,396 primarily due to revenue in fiscal 1996 of $30,000 related to a reduction of certain accrued obligations with no comparable amount in 1997.

Depreciation and amortization increased by $11,131 primarily due to equipment and business acquisitions. Interest increased by $1,953.

On September 30, 1997 the company sold its wholly-owned subsidiary Hansen and Associates, Inc. dba Property Masters after determining to discontinue its real estate brokerage and property management line of business, The financial statements have been restated to reflect the operations of the subsidiary as a discontinued operation reflecting a 1997 operating profit of $4,397 compared to $11,671 in 1996. The sale of Hansen and Associates, Inc. dba Property Masters resulted in a gain of $53,796 in 1997 with no comparable amount in 1996.

Comparison 1996 to 1995

         The income before interest, depreciation and amortization expense and the write off of assets not in use decreased by $14,905. This decrease was due to the $192,533 increase in revenue and offset by the $207,438 increase in operating expense. The revenue increase included a $201,307 increase in real estate education revenue resulting primarily from additional student enrollments as a result of the January 1, 1996 acquisition of Western College, Inc. Other revenue, consisting of financial consulting fees and a $30,000 adjustment of a long-term debt accrual recorded in prior periods, declined by $8,774.

         The $207,438 increase in operating expense included increases of $145,683 in personnel expenses, $16,297 in facility costs, and $47,767 in general and administrative expenses; and a decrease of $2,309 in other operating costs. The $145,683 increase in personnel expense consists of $125,749 related to the real estate education operation due to the increased enrollments and class offerings plus increased compensation for management of the education operation related to the planned expansion. The $47,767 increase in general and administrative expense includes an increase in personnel expenses for general corporate activities of $14,659 and a $26,844 increase in professional fees.

         Interest expense increased by $3,908 and depreciation and amortization increased by $7,552.

         The Company recorded a loss of $649,999 in 1996 with no comparable amount in 1995 from the write down of the plans and specifications to $1 because the Company could not identify any cash flow from its investment in the plans and specifications.

         The 1996 and 1995 statement of operations have been restated to reflect the operations of Hansen and Associates, Inc. dba Property Masters as discontinued operation with an operating income of $11,671 in 1996 compared to an operating loss of $2,356 in 1995.

         For additional information, reference is made to Item 1 Business and Notes 2 and 3 of the financial statements included in Item 8, Financial Statements and Supplementary Data.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

         The working capital deficit increased $64,024 from 1996 to $200,887. Current assets increased by $47,376 from 1996 to $119,538. The increase consists of a $10,290 increase in cash, a $14,477 increase in accounts receivable, primarily due to the acquisition of the travel agencies, an $8,000 increase in Notes receivable related to the sale of Hansen & Associates Inc. dba Property Masters and a $14,609 increase in prepaid expenses primarily related to the travel agency acquisitions.

         Current liabilities increased $111,400 from 1996 to $320.425. The increase consists of a $3,362 decrease in the current portion of long-term debt, a $8,879 increase related to the accrued interest on the debentures, a 63,839 increase in accounts payable and a $32,052 increase in accrued expenses both of which were related the acquisition of the travel agencies. Unearned tuition increased by $9,992 due to the increased enrollments.

Advances to officer made pursuant to the officer's compensation program decreased by $2,815. The long term note receivable of $52,044 all relate to the sale of Hansen and Associates Inc. Property and equipment decreased by $1,350 as a result of equipment acquisitions of $7,581 offset by depreciation of $8,931. Goodwill increased by $9,030 with a $20,000 addition due to the Western College, Inc. acquisition offset by amortization for 1997 and the elimination of the net goodwill of $6,756 related to Hansen and Associates Inc. due to its sale. Course materials decreased by $1,965 due to the amortization recorded for 1997. Other assets increased by $3,069.

         In February 1997, the Company acquired 35.66 acres of undeveloped land in Glenn County, California which is recorded for financial reporting purposes at $577,327. The land has been pledged as collateral for three trust deed notes payable totaling $601,000. The Company is planning the formation of a Real Estate Investment Trust (REIT) or other alternative to whom the undeveloped land would be sold or contributed. Interest payments on the second and third trust deed notes payable are delinquent and the holder of the second trust deed Note payable filed a notice of default on March 30, 1998. If the REIT or other alternative is not formed with the resulting sale or contribution of the land, the Company will be required to take other steps to sell the land which could be at a sales price that would be less than the trust deed notes payable.

The July and August purchase price of the travel agencies exceeded the indentifiable tangible assets of the agencies by $110,288 and relates primarily to the value of the income production of the approximately 175 Home Based Travel Agents who place their travel sales through FirsTravel . The original cost has been reduced by amortization of $5,514.

Long-term debt decreased by $11,988 due to payments of $15,350 less the $3,362 decrease in the current portion. The convertible debentures of $56,450 plus the related accrued interest are classified as current liabilities as they were due on December 31, 1996. Currently, the debentures remain unpaid and the Company believes that they will eventually be retired through conversion to the Company's Class A common stock, although no assurance that such a conversion will be elected by the debenture holders.

         The Company's management has continued its program to expand the services operations through further expansion of its existing operations plus the acquisition of other service organizations. Working capital continues to limit the expansion of the Company although the Company in February 1997 acquired 35.66 acres of undeveloped land for 250,000 Class A shares of its common stock plus approximately $500,000 of trust deed notes payable. The Company intends to plan the development of the parcel and has used the land as collateral for a $100,000 loan to provide an interim resolution to the working capital deficiency. Further, in March 1998 the Company obtained a one year bank revolving line of credit in the amount of $30,000. Additionally, the Company is aggressively investigating acquisitions of adult education, travel services or other operations that are compatible with the existing operations and that can be acquired for the Company's common stock or with debt that is retired from the cash flow from the acquired operation. Further, the Company plans to complete a private placement aggregating approximately $150,000 to provide working capital, fund the acquisitions and retire a portion of the long-term debt. No assurance can be given the acquisitions will be completed or the private placement will be successful.


Item 8.  Financial Statements and Supplemental Data
         ------------------------------------------

         Reference is made to the financial statements, the report thereon, the notes thereto, and the supplement data commencing at page F-1 of this report, which financial statements, report, notes and data incorporated by reference.


Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
         -----------------------------------------------------------------------
         Financial Disclosure.
         --------------------

         There  were  no  changes  in  or  disagreements   with  accountants  on
accounting and financial disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

         The following table sets forth certain information regarding the Company's directors and executive officers as of September 30, 1997.

NAME                     AGE          POSITIONS                SERVED SINCE
----                     ---          ---------                ------------

Harry V. Eastlick         58       President, Chief          October 6, 1988
                                   Executive Officer
                                   and Director

Donald E. Cline           71       Secretary                 November 16, 1989
                                   and Director

Dale L. Dykema            67       Director                  November 16, 1989

Whipple Manning           61       Director                  April 22, 1997

John R. Thomas            65       Director                  November 16, 1989

All directors serve until the next annual meeting of stockholders and until their successors are elected and qualified. All officers serve until the next annual meeting of the Board of Directors and until their successors are elected and qualified.

         Harry V. Eastlick, a certified public accountant, has served as Chairman of the Board, President and Chief Executive Officer of the Company since October 6, 1988.

         Donald E. Cline has served as a business consultant since March 1991 and as the Director of the State of Arizona Department of Commerce from February 1990 to March 1991. Mr. Cline had served as Chairman of the Board and Chief Executive Officer of First National Utilities, Inc., an Arizona based water utility holding company, from September 1987 to February 1990. Prior thereto, Mr. Cline served as Vice President and Chief Executive Officer of the Arizona operations of Mountain Bell, now known as US West. He retired from Mountain Bell after 37 years of employment.

         Dale L. Dykema has been Chairman of the Board and Chief Executive Officer of TD Service Financial Corporation since its formation in 1985. Prior thereto, Mr. Dykema held similar positions with TD Service Company, since its organization by Mr. Dykema in 1964. Both corporations are California based companies that provide trust deed foreclosure services to financial institutions and other holders of trust deeds in California and Arizona.

         Whipple H. Manning has been an independent real estate consultant since January 1989. From 1983 through 1988 Mr. Manning served as Executive Vice president of Coast Savings and Loan in charge of the Commercial/Industrial Real Estate Loan Division. From 1978 to 1983, Mr. Manning was the senior Vice President of California Federal Savings and Loan in charge of the Income Property Division. Prior thereto, Mr. Manning spent seventeen years in commercial real estate lending with Pacific Mutual Life Insurance.

         John R. Thomas, a certified public accountant, has served as a business consultant since 1993. From September 1990 to December 1993 he served as the Chairman of the Board of Directors of G.T. Products, Inc. a manufacturer of flashlight products and from September 1987 to September 1990, he served as Executive Vice President, Chief Operating Officer, and Chief Financial Officer of T.G. Environmental, Inc., a California based construction firm that specialized in environmental projects. Prior thereto, for a period of twenty-six years, Mr. Thomas was with the national accounting firm of Coopers and Lybrand where he served as a partner for the last sixteen years.

         The Company indemnifies its officers and directors pursuant to its Certificate of Incorporation.

Item 11. EXECUTIVE COMPENSATION
         ----------------------

         The following table sets forth information concerning the three most highly compensated officers of the Company. No officer received a cash salary and bonus that exceeded $100,000 during the year ended September 30, 1997.

                           Summary Compensation Table
                               Annual Compensation
                               -------------------
      Name and                  Fiscal     Salary(3)      Bonus     Other
      --------                  ------     ---------      -----     -----
Principal Position               Year
------------------               ----

Harry V.Eastlick, Chairman       1997      $51,000
of the Board, President &        1996      $36,000
of the Board, President &        1996      $36,000
Chief Executive Officer(1)       1995      $21,000

Andrew Israel, President         1997      $60,000
of the Real Estate training      1996      $42,238
subsidiary (2)                   1995      $     -

Stuart Israel, Vice              1997      $60,000
President of the real estate     1996      $42,238
training subsidiary(2)           1995      $     -

(1) On April 22, 1997, The Company approved an employment agreement for Mr. Harry V. Eastlick. The term of the agreement is for the thirty-seven months ending December 31, 2002 and automatically renews for a one year period thereafter. The agreement provides for a base compensation of $100,000; however the annual compensation can be more or less than the contracted base compensation as determined by the Board of Directors. The employment agreement also provides that Mr. Eastlick can take advances against his base salary and at September 30, 1997 he has received advances in excess of his estimated compensation of $27,769. As part of the annual compensation payment, 200,000 Class A shares were issued to Mr. Eastlick in 1996 and 1997. In the event Mr. Eastlick is terminated without cause, or terminates his employment under certain circumstances, the Company may be obligated to pay him 75% of his base compensation through the end of the term of employment.

(2) In connection with the acquisition of Western College, Inc., the Company approved five year employment contracts with Andrew and Stuart Israel with options to renew for an additional five year period. The contracts provide for Messrs. Israel to serve as executive officers of the real estate training operations and to each receive a base salary of $70,000 per year plus incentive compensation with a minimum monthly payment of $5,000 each. In the event Messrs. Israel are terminated without cause, or either terminates their employment under certain circumstances, the Company may be obligated to pay the 75% of their base compensation through the end of the term of employment.

(3) Represents amounts paid or accrued.

         The four non-employee directors of the Company were each issued 50,000 Class A shares of common stock in payment for their services as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

         The following table sets forth, as of September 30, 1997, information as to ownership of the Company's outstanding securities by certain beneficial owners and management.

                                                           Shares of Common Stock (Class A and B)
                                                                    Beneficially Owned
                                                           --------------------------------------
                                                               Number              Percent
                                                              of Shares            of Total
                                                              ---------            --------
            Harry V. Eastlick, Chairman
                of the Board and President
                    Class B Shares                            2,600,000 {1}
                    Class A Shares                              588,708 {2}
                                                              ---------
                        Total Shares                          3,188,708             25.3%
            Andrew Israel, President and
                Chief Executive Officer of
                Real Estate Training
                    Class A Shares                              600,000 {4}          4.7%
            Stuart Israel, Executive Vice-president
                and Chief Operating Officer
                of Real Estate Training
                    Class A Shares                              600,000 {4}          4.7%
            Donald E. Cline, Secretary
                and Director
                    Class B Shares                               50,000
                    Class A Shares                              100,000
                                                              ---------
                                                                150,000 {3}          1.2%
            Dale L. Dykema, Director
                    Class B Shares                               50,000
                    Class A Shares                              114,700
                                                                164,700 {3}          1.3%
            Whipple H. Manning, Director
                    Class B Shares                               50,000
                    Class A Shares                               50,000
                                                              ---------
                                                                100,000               .8%
            John R. Thomas, Director
                    Class B Shares                               50,000
                    Class A Shares                              100,000
                                                              ---------
                                                                150,000 {3}          1.2%
            All Officers and Directors
                as a group (6 persons)                        4,953,408             39.2%

{1} Mr. Harry V. Eastlick and Mr. Jeffrey B. Roth each acquired 125,000 Class B common shares on December 15, 1988 and received irrevocable proxies for a total of 2,475,000 shares held in escrow by the Security Pacific Bank. Upon approval by the Arizona Corporation Commission, it was expected that the shares held in escrow will be transferred in equal number to Messrs. Eastlick and Roth. Due to the resignation of Mr. Roth his interest in the shares held in escrow by the Security Pacific Bank (now Bank of America) have been transferred to Mr. Harry V. Eastlick.

{2} Includes 188,708 shares owned by Diversified Professionals, Inc., an Arizona Corporation controlled by Harry V. Eastlick and 200,000 shares authorized to be issued to Mr. Eastlick on April 22,1997

{3} The shares are held directly and the owners thereof possess sole voting and sole investment power.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

         There were no relationships or related transactions during the year ended September 30, 1997 that require disclosure.


Item 14. Exhibits, Financial Statement, Schedules and Reports on Form 8-K
         ----------------------------------------------------------------

        (a) The following documents are filed as a part of this report:

        1.  Financial statements included in Item 8

            a.  Report of Independent Certified Public Accountant.

            b.  Balance sheets as of September 30, 1997 and 1996.

            c. Statements of operations for each of the three years in the period ended September 30, 1997.

            d. Statements of shareholders' equity for each of the three years in the period ended September 30, 1997.

            e. Statements of cash flows for each of the three years in the period ended September 30, 1997.

            f.  Notes to the Financial Statements.

        2. All supporting schedules are omitted because they are not applicable, not required or the information required to be set forth therein is included in the financial statements or in the notes thereto.

        3.  Exhibits

            a.  3       Certificate of Incorporation and Bylaws Exhibits 3.1 and
                        3.2

            b.  10.1    Agreement  between the  shareholders of Western College,
                        Inc. and United States Aircraft  Corporation  dated Inc.
                        and United States Aircraft Corporation dated January 29,
                        1996.

            c.  10.2    Employment  Agreement  between  Harry  V.  Eastlick  and
                        United States Aircraft Corporation dated April 22, 1997.

            d.  10.3    Employment  Agreement  between  Andrew Israel and United
                        States Aircraft Corporation dated December 31, 1995.

            e.  10.4    Employment  Agreement  between  Stuart Israel and United
                        States Aircraft Corporation dated December 31, 1995.

            f.  22      Subsidiaries of Registrant

            g.  27      Financial Data Schedule

Exhibit a. is incorporated by reference to the September 30, 1984 Form 10-K and Exhibits b through e are incorporated by reference to the September 30, 1996 Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             UNITED STATES AIRCRAFT CORPORATION


Date: May 15, 1998               By:  /s/ Harry V. Eastlick
                                      ------------------------------------------
                                      Harry V. Eastlick


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: May 15, 1998                    /s/ Harry V. Eastlick
                                      ------------------------------------------
                                      Harry V. Eastlick, Chief Executive
                                      and Financial Officer and a Director



Date: May 15, 1998                    /s/ Donald E. Cline
                                      ------------------------------------------
                                      Donald E. Cline
                                      Director



Date: May 15, 1998                    /s/ Dale L. Dykema
                                      ------------------------------------------
                                      Dale L. Dykema
                                      Director

Date: May 15, 1998                    /s/ Whipple H. Manning
                                      ------------------------------------------
                                      Whipple H. Manning
                                      Director



Date: May 15, 1998                    /s/ John R. Thomas
                                      ------------------------------------------
                                      John R. Thomas
                                      Director

                                INDEX TO EXHIBITS

                                                                        Page No.
                                                                        --------

 3.1     Certificate of Incorporation of the Company as
         currently in effect.                                          See Below

 3.2     Bylaws of the Company as currently in effect.                 See Below

10.1     Agreement between the shareholders of Western
         College, Inc. and United States Aircraft Corporation
         dated January 29, 1996.                                       See Below

10.2     Employment Agreement between Harry V. Eastlick
         and United States Aircraft Corporation dated April 22, 1997   See Below

10.3     Employment Agreement between Andrew Israel and
         United States Aircraft Corporation dated December 31, 1995.   See Below

10.4     Employment Agreement between Stuart Israel and
         United States Aircraft Corporation dated December 31, 1995    See Below

22       Subsidiaries of Registrant                                       22

27       Financial Data Schedule                                          27

Exhibits 3.1 and 3.2 are incorporated by reference to the September 30, 1984 Form 10-K and Exhibits 10.1 through 10.4 are incorporated by reference to the September 30, 1996 Form 10-K.

                       UNITED STATES AIRCRAFT CORPORATION
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountant.                          F-2

Balance sheets as of September 30, 1997 and 1996.                           F-3

Statements of operations for each of the three years in the period
ended September 30, 1997.                                                   F-5

Statements of shareholders' equity for each of the three years in the
period ended September 30, 1997.                                            F-6

Statements of cash flows for each of the three years in the period
ended September 30, 1997.                                                   F-7

Notes to the Financial Statements.                                          F-8

                          Independent Auditor's Report
                          ----------------------------





The Stockholders and Board of Directors
United States Aircraft Corporation

I have audited the accompanying consolidated balance sheets of United States Aircraft Corporation, and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosure in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Aircraft Corporation, and subsidiaries as of September 30, 1997, and the results of their operations and their cash flows for each of the years in the three year period ended September 30, 1997, in conformity with generally accepted accounting principles.


                                 ROBERT MARTIN

Mesa, Arizona
March 19, 1998

              UNITED STATES AIRCRAFT CORPORATION, AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           September 30, 1997 and 1996

                                     Assets

                                                        1997             1996
                                                     ----------       ----------

Current assets
  Cash                                               $   20,427       $   10,137
  Accounts receivable, less
   allowance for doubtful accounts
   of $7,500 (1997)                                      69,311           54,834
  Notes receivable                                        8,000
  Prepaid expenses                                       21,800            7,191
                                                     ----------       ----------
        Total current assets                            119,538           72,162

Advance to officer                                       27,769           30,584

Notes receivable, net of current
  portion                                                52,044

Land held for future development                        577,327

Property and equipment, net of
  accumulated depreciation of
  $65,962 (1997) and $57,031 (1996)                      57,154           58,504

Goodwill, net of accumulated
  amortization of $22,428 (1997) and
  $33,977 (1996)                                         87,308           78,278

Agency acquisitions, net of
  accumulated amortization of
  $5,514 (1997)                                         104,774

Course materials                                         15,718           17,683

Other                                                    24,527           21,458
                                                     ----------       ----------

                                                     $1,066,159       $  278,669
                                                     ----------       ----------


   The accompanying notes are an integral part of these financial statements.

              UNITED STATES AIRCRAFT CORPORATION, AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           September 30, 1997 and 1996

                      Liabilities and Stockholders' Equity

                                                      1997              1996
                                                  -----------       -----------
Current liabilities
  Current portion of long term debt               $    37,775       $    41,137
  Convertible debentures and
     related accrued interest                          82,938            74,059
  Accounts payable                                     86,159            22,320
  Accrued expenses                                     68,263            36,211
  Unearned tuition                                     45,290            35,298
                                                  -----------       -----------
       Total current liabilities                      320,425           209,025

Long term debt, net of
  current portion                                      19,979            31,967

Trust deed notes payable                              601,000

Commitments

Stockholders' equity
  Capital Stock
    Class A: $.50 par value
      10,000,000 shares authorized,
      7,652,504 (1997) and
      6,282,504 (1996) shares
      issued and outstanding                        3,826,252         3,141,252
  Class B: $.001 par value,
     5,000,000 shares authorized
     4,962,801 shares issued and
     outstanding                                        4,963             4,963
Paid-in-capital (deficit)                            (751,827)         (203,827)
Accumulated (deficit)                              (2,954,633)       (2,904,711)
                                                  -----------       -----------
                                                      124,755            37,677
                                                  -----------       -----------

                                                  $ 1,066,159       $   278,669
                                                  -----------       -----------


   The accompanying notes are an integral part of these financial statements.

              UNITED STATES AIRCRAFT CORPORATION, AND SUBSIDIARIES
                      Consolidated Statement of Operations
                            For the Three Years Ended
                       September 30, 1997, 1996, and 1995

                                            1997            1996            1995
                                        ------------    ------------    ------------
Revenue
  Real estate education                 $    436,710    $    343,788    $    142,481
  Travel agency                              776,544
  Other                                        8,989          42,385          51,159
                                        ------------    ------------    ------------
        Total revenue                      1,222,243         386,173         193,640

Operating costs and expenses
  Cost of sales - travel agency              699,669
  Personnel expenses                         292,437         183,700          46,887
  Facility cost                               57,192          22,025           5,728
  Other operating costs                      129,076          64,330          57,769
  General and administrative                 110,639          82,514          34,747
  Interest                                    14,933          12,979           9,819
  Depreciation and amortization               26,412          15,281           7,729
                                        ------------    ------------    ------------
                                           1,330,358         380,829         162,679
                                        ------------    ------------    ------------

      Income (loss) from operations         (108,115)          5,344          30,961
Other expense
  Loss from write off of plans and
    specifications                                           649,999
                                        ------------    ------------    ------------


     Income (loss) from continuing
       operations                           (108,115)       (644,655)         30,961

Discontinued operations
  Income of Hansen & Associates, Inc.
   dba Property Masters                        4,397          11,671          (2,356)
  Gain on disposal of Hansen &
    Associates, Inc. dba Property
    Masters                                   53,796
                                        ------------    ------------    ------------

      Net income (loss)                 $    (49,922)   $   (632,984)   $     28,605
                                        ------------    ------------    ------------

Net income (loss) per share from
  continuing operations                 $       (.01)   $       (.06)   $          -
Net income (loss) per share from
  discontinued operations                        .01
                                        ------------    ------------    ------------

Net income (loss) per share             $          -    $       (.06)   $          -
                                        ------------    ------------    ------------

Weighted number of shares
   outstanding                            11,391,138      10,808,846       9,870,305
                                        ------------    ------------    ------------

   The accompanying notes are an integral part of these financial statements.

              UNITED STATES AIRCRAFT CORPORATION, AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity
                            For the Three Years Ended
                       September 30, 1997, 1996, and 1995

                                                                             Capital Stock
                                                                             -------------
                                                                                                      Paid-in
                                         Number                        Number                         Capital
                                       of Shares        Amount       of Shares         Amount        (Deficit)       (Deficit)
                                      ------------   ------------   ------------    ------------   ------------    ------------

Balance, September 30, 1994              4,159,450   $  2,078,725      4,962,801    $      4,963   $    396,173    $(12,300,332)

Year ended September 30, 1995
  Shares issued in payment
    of debt                                748,054        374,027
 Net income                                                                                                              28,605
                                      ------------   ------------   ------------    ------------   ------------    ------------
Balance, September 30, 1995              4,907,504   $  2,453,752      4,962,801    $      4,963   $    396,173    $ (2,271,727)

Year ended September 30, 1996
   Shares issued in acquisition
     of Western College, Inc.            1,000,000        500,000                                      (450,000)
   Shares issued in payment for
     services rendered                     375,000        187,500                                      (150,000)
  Net (loss)                                                                                                           (632,984)
                                      ------------   ------------   ------------    ------------   ------------    ------------
Balance, September 30, 1996              6,282,504   $  3,141,252      4,962,801    $      4,963   $   (203,827)   $ (2,904,711)

Shares issued in acquisition of
  Western College, Inc.                    200,000        100,000                                       (80,000)

Shares issued in travel agency
   operations acquisition                  500,000        250,000                                      (200,000)

Shares issued in acquisition of
   land held for future development        250,000        125,000                                      (100,000)

Shares issued in payment for
   services rendered                       420,000        210,000                                      (168,000)

Net (loss)                                                                                                              (49,922)
                                      ------------   ------------   ------------    ------------   ------------    ------------

Balance, September 30, 1997              7,652,504   $  3,826,252      4,962,801    $      4,963   $   (751,827)   $ (2,954,633)
                                      ------------   ------------   ------------    ------------   ------------    ------------

   The accompanying notes are an integral part of these financial statements.

                       UNITED STATES AIRCRAFT CORPORATION
                      Consolidated Statements of Cash Flows
                            For the Three Years Ended
                       September 30, 1997, 1996, and 1995

                                                         1997         1996         1995
                                                      ---------    ---------    ---------
Cash flows from operating activities
Net income, (loss)                                    $ (49,922)   $(632,984)   $  28,605
     Adjustments to reconcile net
      income, (loss) to cash provided
      by (used in) operating activities
         (Income) loss from discontinued operations      (4,397)     (11,671)       2,356
         Depreciation                                    10,788        8,792        3,250
         Amortization                                    15,624        8,079        4,735
         Allowance for doubtful accounts                  7,500
         Gain on disposal of operations                 (53,796)
         Class A Shares issued in payment
           for services rendered                         42,000       37,500
         Gain from write off of long term debt                       (30,000)
         Gain from write off of accruals                                          (50,574)
         Loss from write off of plans
            and specifications                                       649,999
         Change in assets and liabilities
            net of effects from acquisition
               Accounts receivable                      (21,977)     (31,661)      16,469
               Other                                     (3,069)     (15,466)
               Prepaid expenses                         (14,609)      (5,939)        (361)
               Accounts payable                          63,839        6,338       (7,423)
               Accrued expenses                          32,052      (14,678)       1,109
               Unearned tuition                           9,992       20,240        5,524
                                                      ---------    ---------    ---------
Net cash provided by (used in)
  operating activities of continuing operations          34,025      (11,451)       3,690
Net cash provided by (used in) discontinued
  operations                                                           2,917         (589)
                                                      ---------    ---------    ---------
Net cash provided by (used in) operating
  activities                                             34,025       (8,534)       3,101

Cash flows from investing activities
  Changes in advance to officer                           2,815       (4,399)       2,064
  Increase in notes receivable                          (60,044)
  Cash provided from acquisition of
   Western College, Inc.                                               4,145
  Addition to land for future development              (577,327)
  Proceeds from disposition of operations                60,044
  Additions to intangible assets, net                  (131,172)
  Additions to property and equipment                    (7,580)      (8,826)     (26,959)
                                                      ---------    ---------    ---------
Net cash (used in) investing activities                (713,264)      (9,080)     (24,895)

Cash flows from financing activities
  Increase in convertible debentures
    and related accrued interest                          8,879       17,609
  Increase in trust deed notes payable                  601,000
  Class A shares issued for acquisitions                 95,000
  Proceeds from long term debt                                        36,822       49,354
 Decrease in long term debt                             (15,350)     (32,339)     (23,691)
                                                      ---------    ---------    ---------
   Net cash provided by financing activities            689,529       22,092       25,663
                                                      ---------    ---------    ---------
Net increase (decrease) in cash and cash
  equivalents                                            10,290        4,478        3,869
Cash, beginning of year                                  10,137        5,659        1,790
                                                      ---------    ---------    ---------
Cash, end of year                                     $  20,427    $  10,137    $   5,659
                                                      ---------    ---------    ---------

   The accompanying note are an integral part of these financial statements.

              UNITED STATES AIRCRAFT CORPORATION, AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 1 - Summary of significant accounting policies
---------------------------------------------------

Nature of organization
----------------------

Unites States Aircraft Corporation (Company) was incorporated in Delaware on October 6, 1978, and commenced operations in April, 1980. The Company, operating solely in Arizona provides real estate educational services through its wholly owned subsidiaries Western College, Inc. and Ford Schools, Inc. Travel agency services are provided through its wholly owned operating division FirsTravel.

Principles of consolidation
---------------------------

The  consolidated  financial  statements  include the accounts of United  States
Aircraft  Corporation  and  its  wholly  owned  subsidiaries.   All  significant
intercompany transactions and balances have been eliminated in consolidation.

Recognition of revenue
----------------------

Real estate education services tuition fees are generally paid in advance and recorded as unearned tuition. Tuition revenue is recognized when students attend classes. Travel agency revenues are recognized at the time of booking travel arrangements.

Included in revenue during the year ended September 30, 1996, is $30,000 related to the reduction of certain accrued obligations recorded in prior years.

Industry segments
-----------------

During 1997, approximately 44% of the Company's travel agency revenue was received from the airline industry. In 1997, the major airlines reduced their commission rate from ten percent to eight percent, and set a maximum amount paid on certain commissions. The company subsequently adopted a policy of charging a service fee for airline tickets issued, and will continue to promote other forms of leisure travel, such as tours and cruises, where the commissions are generally higher. However, any adverse change in the airline industry could have a material effect on the future operations of the Company.

Accounts receivable
-------------------

The Company uses the reserve method of accounting for doubtful accounts. At September 30, 1996, all accounts receivable were considered fully collectible.

              UNITED STATES AIRCRAFT CORPORATION, AND SUBSIDIARIES

Note 1 - Summary of significant accounting policies (continued)
---------------------------------------------------------------

Income taxes
------------

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Investment tax credits are recognized as a reduction of the provision for income taxes using the flow-through method to the extent realization is assured.

Property and equipment
----------------------

Property and equipment consists of office furniture and equipment, and is depreciated using the straight line method over their estimated useful lives ranging from five to ten years.

Allowance for doubtful accounts
-------------------------------

The allowance for doubtful accounts represents an amount which, in managements judgement, will be adequate to absorb probable losses on existing accounts receivable that may become uncollectible.

Plans and specifications
------------------------

The Company owns plans and specifications for the turbo-prop engine conversion for the DC-3/C-47 aircraft, and has investigated methods of realizing this investment. Possible methods to realize the Company's investment in the plans and specifications include a new licensing agreement, sale of the plans and specifications, acquisition or by obtaining financing and successful future development. As of September 30, 1997, the Company was unable to identify any cash flows from its investment in the plans and specifications. Accordingly, an impairment loss of $649,999, that represents the excess of the carrying amount over the present value of the identifiable net cash flow, has been included in operations for the year ended September 30, 1996.

Goodwill
--------

Goodwill results from acquisitions of subsidiaries in which the acquisition cost exceeded the book value of the net assets acquired. Goodwill is being amortized using the straight line method over 25 years.

              UNITED STATES AIRCRAFT CORPORATION, AND SUBSIDIARIES

Note 1 - Summary of significant accounting policies (continued)
---------------------------------------------------------------

Agency acquisitions
-------------------

Agency acquisitions result from acquiring travel agency operations and assets in which the acquisition cost exceeded the book value of net assets acquired and represent the travel agency's base of customers and home-based travel agents. Agency acquisitions are being amortized using the straight line method over five years.

Course materials
----------------

Course materials represent the initial cost of the Principles of Real Estate textbook. The textbook is updated annually and the annual costs are expensed as incurred. Due to the acquisition of Western College, Inc. and the resulting change in the use of the textbook, the Company is amortizing the initial cost over a ten year period.

Net income (loss) per share
---------------------------

Net income (loss) per share amounts are based upon the average number of shares outstanding. The effect of debentures convertible into Class A common stock on the net income (loss) per share calculations are antidilutive and therefore, are not included in the earnings per share calculations.

Advertising
-----------

The Company expenses advertising coats when the advertisment occurs. Total advertising expenses amounted to $11,308, $8,045 and $ 627 in 1997, 1996 and 1995, respectively. There were not any capitalized advertising costs for the periods presented..

Use of estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification
----------------

Certain  items  included  in  prior  years'   financial   statements  have  been
reclassified to conform to the current year financial statement classification.

              UNITED STATES AIRCRAFT CORPORATION, AND SUBSIDIARIES

Note 2 - Income taxes
---------------------

At September 30, 1997, the Company had the following net operating loss and credit carryovers for income tax purposes:

                Taxable      Year of                       Net
                 Year       Expiration               Operating Loss
                 ----       ----------               --------------

                 1983          1998                     $369,000
                 1984          1999                      886,000
                 1985          2000                      197,000
                 1986          2001                      116,000
                 1987          2002                       35,000
                 1989          2004                      190,000
                 1990          2005                      110,000
                 1991          2006                       56,000
                 1993          2008                       23,000
                 1994          2009                       39,000
                 1996          2011                      556,000
                 1997          2012                       77,000

The income tax effect of the net operating loss carryforward gives rise to a deferred income tax asset as follows:

                                                        1997            1996
                                                        ----            ----

Net operating loss carryforwards                    $ 2,654,000     $ 2,807,000
                                                    -----------     -----------

Gross deferred tax assets                           $ 1,327,000     $ 1,403,500

Deferred tax asset valuation allowance                1,327,000      (1,403,500)
                                                    -----------     -----------

          Net deferred tax asset                    $      --       $      --
                                                    -----------     -----------

The gross deferred tax deferred tax asset is reduced by a valuation allowance based in management's estimate that it is more likely than not that the tax benefits will not be realized. The decrease in the valuation allowance during the year ended September 30, 1997, is $76,500.

Note 3 - Advances to officer
----------------------------

Advances to officer represent non-interest bearing advances with no stated terms of repayment.

              UNITED STATES AIRCRAFT CORPORATION, AND SUBSIDIARIES

Note 4 - Notes receivable
-------------------------

The Company has notes receivable from an individual resulting from the sale of Hansen & Associates, Inc. dba Property Masters. The notes are due in varying monthly installments, including interest at 7.5 % through September, 2009.

Note 5 - Acquisitions
---------------------

Effective January 1, 1996 the Company acquired all of the outstanding shares of Western College, Inc. a real estate training organization whose operations have been combined with the Company's wholly owned subsidiary, Ford Schools, Inc. The acquisition was through a tax-free exchange of stock, resulting in the issuance of 1,000,000 shares of the Company's Class A common stock plus an agreement to issue an additional 600,000 Class A shares over the following three years contingent on the gross tuition revenue equaling or exceeding $250,000 per year.

The acquisition is being accounted for by the purchase method. The 1,000,000 shares of Class A common stock has been recorded for accounting purposes at $50,000. During the year ended September 30, 1997, and additional 200,000 shares of Class A common stock were issued pursuant to the acquisition and recorded for accounting purposes at $20,000. The $70,000 purchase price exceeds the book value of the net assets of Western College, Inc. by $79,361 which has been allocated as follows:

                   Property and equipment            $31,713
                   Goodwill                           47,648

The property and equipment is being depreciated over seven years and the goodwill is being amortized over 25 years. Operations of Western College have been included in the consolidated statement of operations from the date of acquisition.

Supplemental   cash  flow  information   related  to  the  assets  acquired  and
liabilities assumed from the acquisition of Western College, Inc., is as follows:

               Assets
                 Accounts receivable                      $ 4,500
                 Property and equipment                    31,713
                 Goodwill                                  47,648
                 Deposits                                   1,904
                                                          -------
                                                           85,765
               Liabilities
                 Current liabilities                       13,587
                 Long-term debt                             6,323
                                                          -------
                                                           19,910
               Class A common shares of
                 the Company issued for
                 acquisition                               70,000
                                                          -------

               Cash provided from acquisition             $ 4,145
                                                          -------

              UNITED STATES AIRCRAFT CORPORATION, AND SUBSIDIARIES

Note 5 - Acquisitions (continued)
---------------------------------

The Company, through asset acquisitions, implemented its travel services division on July 1, 1997. Effective July 1, 1997, the Company purchased certain assets of Travel Easy Inc., and in August, 1997, the assets of FirsTravel, both of which were full service travel agencies. The Travel Easy agency has been closed and its approximately 175 independent contractor Home Based Travel Agents became affiliated with the Company's travel agency operated as FirsTravel.

The acquisition of the Company's travel agency operations resulted in the acquisition cost exceeding the book value of the net assets acquired by $110,288. The excess has been recorded as agency acquisitions. At September 30, 1997, accumulated amortization on the agency acquisition is $5,514.

The results of operations of Western College, Inc., are included in the consolidated statement of operations since January 1, 1996, the date of acquisition. The results of operations of the travel services division are included in the consolidated statement of operations beginning July 1, 1997, the date of acquisition.

The following supplemental unaudited pro forma information has been prepared assuming Western College, Inc., and the predecessor travel services operations had been acquired as of the start of the years ended September 30:

                                     1997           1996           1995
                                     ----           ----           ----
Revenue                           $5,727,606     $2,874,314     $  699,727
                                  ----------     ----------     ----------

Net income (loss)                 $  102,887     $ (472,461)    $   42,507
                                  ----------     ----------     ----------

Per share based on weighted
 average shares of 10,870,305     $     (.01)    $     (.04)    $     --
                                  ----------     ----------     ----------

Note 6 - Goodwill
-----------------

The acquisition of the Company's wholly owned subsidiaries, Western College, Inc. and Ford Schools, Inc. each resulted in the acquisition cost exceeding the book value of the net assets acquired. The excess has been recorded as goodwill and is summarized as follows:

           Ford Schools, Inc.              $ 62,088          25 years
           Western College, Inc.             47,648          25 years
                                           --------

                                            109,736

           Less accumulated
             amortization                    22,428
                                           --------

                                           $ 87,308
                                           --------

              UNITED STATES AIRCRAFT CORPORATION, AND SUBSIDIARIES

Note 7 - Convertible debentures
-------------------------------

The convertible debentures of $56,450 and accrued interest of $26,488 in 1997 and $17,609 in 1996 that were due in December, 1996, are convertible into common shares at $.75 per share. Currently, the debentures remain unpaid and are in default.

Note 8 - Long term debt
-----------------------

At September 30, 1997 and 1996, long term debt consists of the following:

                                               1997         1996
                                             -------      -------
Note payable, bank, due in monthly
  principal payments of $833 plus
  interest at 10.5% per annum                $16,665      $20,000

Notes and payables to trade creditors
  with interest ranging from 10% to 18%       41,089       53,104
                                             -------      -------
                                              57,754       73,104
Less current portion                          37,775       41,137
                                             -------      -------

                                             $19,979      $31,967
                                             -------      -------

At September 30, 1997, maturities of long term debt are as follows:

                 Year ended
                September 30,
                -------------
                    1998                     $37,775
                    1999                      15,604
                    2000                       4,375
                                            --------

                                            $ 57,754
                                            --------

Substantially all assets are pledged as collateral for long term debt.

Note 9 - Trust deed notes payable
---------------------------------

At September 30, 1997, trust deed notes payable consist of the following:

First trust deed, bearing interest at 14.5% per annum, payable in
$2,066 monthly installments of interest only, due February, 1999               $171,000

Second trust deed, bearing interest at 16% per annum, payable in
$1,333 monthly installments of interest only, due February, 1999                100,000

Seller carryback, bearing interest at 10% per annum, payable in
$2,750 monthly installments only, due February, 2001                            330,000
                                                                               --------

                                                                               $601,000
                                                                               --------

              UNITED STATES AIRCRAFT CORPORATION, AND SUBSIDIARIES

Note 9 - Trust deed notes payable (continued)
---------------------------------------------

At September 30, 1997, maturities of trust deed notes payable are as follows:

               Year ended
              September 30,
              -------------

                   1998                         $   -
                   1999                          271,000
                   2000                             -
                   2001                          330,000
                                                --------

                                                $601,000
                                                --------

The Company anticipates that amounts due under trust deed notes payable will be paid from the sale of the land held for future development.

During the year ended September 30, 1997, the Company incurred interest costs of $42,507 of which $14,933 was charged to interest expense and $27,574 was capitalized and included in land held for future development.

At September 30, 1997, interest payments are delinquent on the second trust deed and seller carryback and these are in defaults. Subsequent to September 30, 1997, under the terms of the second trust deed, the holder has filed for foreclosure.

Note 10 - Commitments and contingencies
---------------------------------------

The real estate training services operation leases two classroom facilities, which include an office facility, pursuant to long term leases with monthly rent of $4,500. The travel agency operation leases office facilities pursuant to a long term lease with monthly rent of $333. The Company also has leased certain computer equipment at a monthly rental of $450 plus taxes and insurance.

Minimum lease payments on long term operating leases are as follows:

               Year ended
              September 30,
              -------------
                   1998                         $ 52,867
                   1999                           40,154
                   2000                           35,812
                   2001                           30,445
                                                --------

                                                $159,278
                                                --------

Rent expense under these operating leases totaled $59,002, $17,800, and $5,250 for the years ended September 30, 1997, 1996 and 1995 respectively.

              UNITED STATES AIRCRAFT CORPORATION, AND SUBSIDIARIES

Note 10 - Commitments and contingencies (continued)
---------------------------------------------------

The Company is not currently involved in any material litigation.

Note 11 - Going concern considerations
--------------------------------------

During the year ended September 30, 1997, the company incurred an operating loss of $108,115, and at September 30, 1997, was in default on certain trust deed notes and convertible debentures, and had a working capital deficiency of $200,887.

Management is taking actions to alleviate these conditions, which will provide the opportunity for the Company to continue as a going concern. These actions include the continuation of the expansion of the real estate education segment and the reduction of the travel services operating costs both of which are expected to increase operating profits; the arrangement of a $30,000 revolving line of credit; the planned formation of a Real Estate Investment Trust (REIT) and the sale or contribution of the California land to the REIT.

Note 12 - Capital stock
-----------------------

The Company's articles of incorporation authorize issuance of two classes of stock, Class A common stock and Class B common stock. The rights of the Class A and Class B stockholders differ in the following respects:

         The Class A stock has a preference in distribution of the Company's assets upon liquidation in the amount of $.50 per share. The liquidation preference is to be reduced by $.005 for each $.01 of dividends paid on the Class A stock.

         Dividends are not to be paid on the Class B stock until dividends aggregating $.50 per share have been paid on the Class A stock. Thereafter, both classes of stock are to share ratably in dividends.

         When an aggregate of $1.00 per share in dividends has been paid on the Class A stock, the Class A stock and the Class B stock are to be identical in all respects.

Note 13 - Discontinued operations
---------------------------------

On September 30, 1997, the Company sold its wholly-owned subsidiary Hansen & Associates, Inc. dba Property Masters to the President of Hansen & Associates, Inc. Operating results of Hansen & Associates, Inc. are shown separately in the accompanying income statements as discontinued operations for the years ending September 30, 1997, 1996, and 1995.

              UNITED STATES ARICRAFT CORPORATION, AND SUBSIDIARIES

Note 14 - Disclosure about fair value of financial instruments
--------------------------------------------------------------

The carrying amounts of cash, accounts receivable, accounts payable, and unearned tuition approximate fair value because of the short maturity of those instruments. Financial instruments in notes receivable and land held for future development have no quoted market prices and, accordingly, a reasonable estimate of fair market value could not be make without incurring excessive costs. However, the Company believes by reference to stated interest rates and land held, that the fair value of the assets would not differ significantly from the carrying value.

Based on prevailing interest rates, the Company estimates that the fair value of the Company's long-term debt, convertible debentures and related accrued interest, and trust deed notes payable, approximates carrying value.

Note 15 - Supplemental disclosure of cash flow information
----------------------------------------------------------

The following is the cash paid for interest for the three years ended September 30, 1997, 1996, and 1995:

                      1995                        $1,162
                      1996                        $6,841
                      1997                       $27,106

Supplementary schedule of non-cash activities:

For the year ended September 30, 1995:
  Conversion long term debt to common stock                        $374,027

For the year ended September 30, 1996:
  Class A shares issued in payment for services rendered            $37,500

For the year ended September 30, 1997:
  Class A shares issued in payment for services rendered            $42,000

The Class A shares issued during the years ended September 30, 1997 and 1996 were to the board of directors, and an officer and shareholder of the Company.

              UNITED STATES ARICRAFT CORPORATION, AND SUBSIDIARIES

Note 16 - Business segments
---------------------------

In 1995 and 1996, the Company's operations consisted of real estate educational services. In 1997, it expanded into the travel services business, and certain financial information related to these two business segments for 1997 are summarized as follows:

                       Real Estate      Travel      Corporate  &
                        education      services     eliminations   Consolidated
                        ---------      --------     ------------   ------------

Sales                  $   436,710   $   776,544    $     8,989    $ 1,222,243
Operating income            38,713       (27,113)      (119,715)      (108,115)
Identifiable assets        216,583       164,256        685,320      1,066,159
Capital expenditures         4,248        11,570         (8,238)         7,580
Depreciation and
   amortization             12,519        10,023          3,870         26,412

Note 17 - Subsequent event
--------------------------

Effective February 26, 1998, the Company obtained a $30,000 line of credit from Valley Bank of Arizona. This note payable bears interest at 10.5% and is payable in monthly installments of interest only until February 26, 1999, when the entire principal amount is due. The note is collateralized by substantially all of the assets of the Company and is guaranteed by the board of directors and a separate property trust of a member of the board of directors.
                                      F-18