Form 10-Q
period 1997-12-31
UNITED STATES AIRCRAFT CORP
filed 1998-06-19
CIK 350129

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         -----------------------------

                   QUARTERLY REPORT UNDER SECTION 13 OF 15(d)

                     of the Securities Exchange Act of 1934

                         -----------------------------

        For quarter ended December 31, 1997 Commission file number 0-9974
                          -----------------

                       UNITED STATES AIRCRAFT CORPORATION
                       ----------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           DELAWARE                                          95-3518487
-------------------------------                    -----------------------------
(STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER I.D. NUMBER)
INCORPORATION OR ORGANIZATION)


 3121 E. Greenway Rd., Phoenix, Arizona                                  85032
----------------------------------------                              ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)


               (602) 787-1351
-------------------------------------------------
(REGISTRANT'S TELEPHONE NO., INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No
    -------         -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1997.

                           NUMBER OF SHARES   CLASS
                           ----------------   -----
                           7,652,504          Class A
                           4,962,801          Class B

                       UNITED STATES AIRCRAFT CORPORATION

                          COMMISSION FILE NUMBER 0-9974

                                    FORM 10-Q

                                      INDEX


                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

     Item 1.  FINANCIAL STATEMENTS
                      Consolidated Balance Sheets
                      December 31, 1997 (Unaudited)
                      and September 30, 1997                               3


                      Consolidated Statements of
                      Operations (Unaudited) for
                      the Three Months ended
                      December 31, 1997 and 1996                           4


                      Consolidated Statements of
                      Cash Flows (Unaudited) for
                      the Three Months Ended
                      December 31, 1997 and 1996                           5


                      Notes to Consolidated
                      Financial Statements                                 6


     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  of Financial Condition and Results of
                  Operations                                               7

     Item 3.  DEFAULTS UPON SENIOR SECURITIES                              9

     Item 5.  OTHER INFORMATION                                            9
PART II - OTHER INFORMATION                                               10


SIGNATURES                                                                10

               United States Aircraft Corporation and Subsidiaries
                           Consolidated Balance Sheets
                    December 31, 1997 and September 30, 1997

                                                          December 31, 1997  September 30, 1997
           Assets                                            (Unaudited)
           ------                                         -----------------  ------------------
Current Assets
     Cash                                                    $    19,195        $    20,427
     Accounts receivable                                          64,514             69,311
     Notes receivable                                              7,000              8,000
     Prepaid expenses                                             19,701             21,800
                                                             -----------        -----------
           Total current assets                                  110,410            119,538
Advance to officer                                                15,552             27,769
Note receivable, net of current portion                           46,544             52,044
Land held for development                                        587,567            577,327
Property & equipment, net of
  accumulated depreciation                                        54,909             57,154
Agency acquisitions, net of amortization                          99,260            104,774
Goodwill, net                                                     86,478             87,308
Course materials                                                  15,227             15,718
Other                                                              5,902             24,527
                                                             -----------        -----------
                                                               1,021,849          1,066,159
                                                             -----------        -----------


     Liabilities & Stockholder's Equity
     ----------------------------------

Current Liabilities
     Current portion of long-term debt                            36,275             37,775
     Convertible debentures & related accrued interest            84,714             82,938
     Accounts payable                                             81,131             86,159
     Accrued expenses                                             56,664             68,263
     Unearned  tuition                                            44,310             45,290
                                                             -----------        -----------
                                                                 303,094            320,425
Long term debt, net of current portion                            17,370             19,979

Trust deed notes payable                                         601,000            601,000


Stockholders' Equity
     Capital stock
       Class A:  $.50 par value,
        10,000,000 shares authorized,
        7,652,504 issued                                       3,826,252          3,826,252
       Class B:  $.001 par value,
        5,000,000 shares authorized,
        4,962,801 issued                                           4,963              4,963
     Paid in capital                                            (751,827)          (751,827)
Retained earnings (deficit)                                   (2,979,003)        (2,954,633)
                                                                 100,385            124,755
                                                             -----------        -----------
                                                             $ 1,021,849        $ 1,066,159
                                                             -----------        -----------

   The accompanying notes are an integral part of these financial statements.

               United States Aircraft Corporation and Subsidiaries
                      Consolidated Statements of Operations
              For the Three Months Ended December 31, 1997 and 1996
                                   (Unaudited)


                                                       1997            1996
                                                   ------------    ------------
Revenue
   Real estate education                           $     95,352    $     84,372
   Travel agency                                        415,278
   Other                                                  1,010
                                                   ------------    ------------
           Total revenue                                511,640          84,372
Expenses
   Cost of sales-travel agency                          371,389
   Personnel expenses                                   102,466          61,065
Facility cost                                            12,249           5,053
Other operating cost                                     16,872          15,109
General and administration                               19,897           9,896
                                                   ------------    ------------
                                                        522,873          91,123
         Income (loss) before interest
          expense, depreciation and
          amortization                                  (11,233)         (6,751)

Interest expense                                          3,503           3,547
Depreciation and amortization                             9,634           4,172
                                                   ------------    ------------
         Income (loss) from continuing operations       (24,370)        (14,470)


Income (loss) from discontinued operations                                  190
                                                   ------------    ------------

         Net income (loss)                         $    (24,370)   $    (14,280)
                                                   ------------    ------------
Net income (loss) per share                        $      (.002)   $      (.001)
                                                   ------------    ------------

Weighted number of shares
 outstanding                                         11,245,305       9,870,305
                                                   ------------    ------------

        The accompanying notes are an integral part of these statements.

               United States Aircraft Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the Three Months Ended December 31, 1997 and 1996
                                   (Unaudited)


                                                             1997        1996
                                                           --------    --------


Cash Flows From Operating Activities
    Net income (loss)                                       (24,370)    (14,280)

    Adjustments to reconcile net to cash
     used by operating activities
       Depreciation                                           2,662       2,481
       Amortization                                           6,972       2,089

       Net increase (decrease) in current liabilities
        and (increase) decrease in accounts receivable
        prepaid expense and other assets                     14,277       9,218
                                                           --------    --------

    Net cash provided by (used by)
      operating activities                                     (459)       (492)

Cash flows from investing activities
    Reduction in advance to officer                          12,217
    Addition to land                                        (10,240)
    Disposition (acquisition) of equipment                     (417)     (3,704)
                                                           --------    --------
    Net cash provided by (used by)
      investing activities                                    1,560      (3,704)
                                                           --------    --------

Cash flows from financing activities
    Decrease in long-term debt                               (2,333)     (2,381)
                                                           --------    --------

    Net cash provided by (used by)
    financing activities                                     (2,333)     (2,381)
                                                           --------    --------


Net increase (decrease) in cash                              (1,232)     (6,577)
Cash, Beginning of Period                                    20,427      10,137
                                                           --------    --------
Cash, End of Period                                        $ 19,195    $  3,560
                                                           --------    --------

        The accompanying notes are an integral part of these statements.

                       UNITED STATES AIRCRAFT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              DECEMBER 31, 1997 (UNAUDITED) AND SEPTEMBER 30, 1997


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

For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-K for the year ended September 30, 1997.

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

For further information concerning significant accounting policies, refer to the audited financial statements and footnotes thereto in the Company's Form 10-K for the year ended September 30, 1997.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

         Results of Operations
         ---------------------

Comparison 1997 to 1996

         The  loss  before  interest,   depreciation  and  amortization  expense
increased by $4,482. The increased loss consists of the following:

         Increase in Real Estate Education 1997
                operating income      over 1996               $  11,183.

         Operating loss from
                travel agency operation
                during the three months ended
                December 31, 1997 with no
                comparable amount for 1996                    $  (6,674).

         Increase in general
                corporate overhead                            $ (10,001).

         Increase in other revenue                            $   1,010.

The operating income from the adult education division improved by $11,183. The improvement was due to an $10,980 increase in revenues plus a $203 decrease in operating costs. The revenue increase is the result of additional enrollments including those at the new East campus, and due to a $3,272 increase in advertising revenue related to the publication of the Renewal News. The operating cost decrease consists of an $6,994 decrease in personnel expense, $5,419 increase in facility costs and $1,372 increase in other operating costs.

The travel services operation was started on July 1, 1997 with the purchase of an existing travel agency and the operating results are included during the three months ended December 31, 1997 with no comparable amounts for the three months ended December 31, 1996 as follows:
                                                            Amount
                                                            ------

           Sales                                          $ 415,278

           Cost of sales                                  $ 371,389
                                                          ---------

           Gross profit                                      43,889

           Operating Costs
           Personnel expense                  $  48,396

           Facility cost                          1,776

           Other operating costs                    391
                                              ---------
                Total operating costs                        50,563
                                                          ---------

           Income (loss) before interest
              depreciation and amortization               $  (6,674)
                                                          ---------

Effective January 1, 1998, management reduced its full time travel staff to bring personnel expenses in line with the revenue production.

General corporate overhead increased by $10,000 primarily due to management compensation increases. Other revenue consisting primarily of interest on travel agency deposits increased by $1,010. Depreciation and amortization increased by $5,462 primarily due to equipment and business acquisitions. Interest decreased by $44.

On September 30, 1997 the company sold its wholly-owned subsidiary Hansen and Associates, Inc. dba Property Masters after determining to discontinue its real estate brokerage and property management line of business. The financial statements have been restated to reflect the operations of the subsidiary as a discontinued operation reflecting a 1996 operating profit of $190 with no comparable amount for 1997.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

         The working capital deficit decreased $8,203 from September 30, 1997 to $192,684. Current assets decreased by $9,128 from September 30, 1997 to $110,410. The decrease consists of a $1,232 increase in cash, a $4,797 decrease in accounts receivable, an $1,000 decrease in Notes receivable related to the sale of Hansen & Associates Inc. dba Property Masters and a $2,099 decrease in prepaid expenses primarily related to the travel agency operations.

         Current liabilities decreased $17,331 from September 30, 1997 to $303,094. The decrease consists of a $1,500 decrease in the current portion of long-term debt, a $1,776 increase related to the accrued interest on the debentures, a $5,028 decrease in accounts payable and a $11,599 decrease in accrued expenses. Unearned tuition decreased by $980.

Advances to officer made pursuant to the officer's compensation program decreased by $12,217. The long term note receivable of $46,544 relates to the sale of Hansen and Associates Inc. and decreased by $5,500 due to collections. Property and equipment decreased by $2,245 as a result of equipment acquisitions of $417 offset by depreciation of $2,662. Goodwill decreased by $830 due to amortization. Course materials decreased by $491 due to amortization. Other assets decreased by $18,625.

         In February 1997, the Company acquired 35.66 acres of undeveloped land in Glenn County, California which is recorded for financial reporting purposes at $587,567. The land has been pledged as collateral for three trust deed notes payable totaling $601,000. The Company is planning the formation of a Real Estate Investment Trust (REIT) or other alternative to whom the undeveloped land would be sold or contributed. Interest payments on the second and third trust deed notes payable are delinquent and the holder of the second trust deed Note payable filed a notice of default on March 30, 1998. If the REIT or other alternative is not formed with the resulting sale or contribution of the land, the Company will be required to take other steps to sell the land which could be at a sales price that would be less than the trust deed notes payable.

The July and August 1997 purchase price of the travel agencies exceeded the indentifiable tangible assets of the agencies by $110,288 and relates primarily to the value of the income production of the approximately 175 Home Based Travel Agents who place their travel sales through FirsTravel . The original cost has been reduced by amortization of $11,028 with $5,514 of amortization being recorded in the three months ended December 31, 1997.

Long-term debt decreased by $2,609 due to payments. The convertible debentures of $56,450 plus the related accrued interest are classified as current liabilities as they were due on December 31, 1996. Currently, the debentures remain unpaid and the Company believes that they will eventually be retired through conversion to the Company's Class A common stock, although no assurance that such a conversion will be elected by the debenture holders.

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

In May 1998, The Company signed a letter of intent to acquire all of the outstanding shares of Neo Vision, Inc. For additional information, reference is made to Item 5 Other Information of this report.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

The Company currently is in default on the payment of various convertible debentures in the outstanding principal amount of $56,450. The Company also is in default on various trust deed notes payable with respect to 35.66 acres of undeveloped land it owns in Glenn County, California (the "California Land") in the amount of $435,000, and the holder of the $100,000 second trust deed note payable has filed a notice of default with respect to the non-.payments on the related note. The Company is pursuing various alternatives for realizing the value of the California land, including the possibility of forming a Real Estate Investment Trust (REIT) to whom the undeveloped land would be sold or contributed. If the Company is unable to pay the balance due on the second trust deed note payable, then the Company may lose the California Land in a foreclosure sale and would be liable for any deficiency in the payment on the notes securing the land, which could be substantial. The Company currently does not have the ability to pay any of its defaulted debts and no assurance can be given that the Company will have sufficient capital to pay such debts.

Item 5.  Other Information
         -----------------

On May 28, 1998, the Company signed a letter of intent to acquire Neo Vision, Inc. in tax-free exchange of 2,000,000 of the Company's Class A common shares for all of the outstanding shares of Neo Vision, Inc. The letter of intent provides for a closing on June 30, 1998 but is subject to several contingencies and the due diligence review of both parties. Neo Vision, Inc. (Neo), an Arizona corporation, has been in the development stage since its inception in June, 1997. Neo has developed the technology to provide out-of-home, high impact advertising, programming and information to remote audiences using state of the art, computer, video and signal transmission technology. Neo expects to conclude the development phase of its operation in mid June 1998 with the start of operations of the three video screens that have been installed in Las Vegas, Nevada. The letter of intent further provides for the issuance of common shares of United States Aircraft Corporation contingent upon Neo meeting certain future conditions that prove the viability of the technology and the goodwill of the Neo Vision, Inc. product. If all of the contingent shares are issued the Neo shareholders would own approximately 80% of the outstanding shares of United States Aircraft Corporation. The letter of intent also provides for an increase in the Board of Directors at closing to nine individuals with one of the current outside directors resigning and the election of five new members to the board of directors two of whom will be outside directors nominated by Neo. Additionally the letter of intent calls for the filing of a proxy statement shortly after closing for a shareholders' meeting where the following will be presented for shareholder approval:

         o Authorization of new common shares and an exchange of the currently authorized Class A and B shares for the new common share.

         o Authorization of preferred stock with the Board of Directors being authorized to establish preferences for separate classes of the preferred stock.

         o Approval of a name change to Neo V. Systems, Inc. and a restatement of and revision to the articles of incorporation.

         o Adoption of a stock option plan along with approval of the initial grants.

At this time no assurance can be given that the acquisition of Neo Vision, Inc. will be completed

PART II.   Other Information
           -----------------

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

                  a. 10.5 - Letter of intent with Neo Vision, Inc. dated May 27, 1998
                  b.       27 - Financial Data Schedule






                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              UNITED STATES AIRCRAFT CORPORATION




Date: June 19, 1998           /s/ Harry V. Eastlick
     -----------------        --------------------------------------------------
                              Harry V. Eastlick, President and Chief
                              Executive Officer





Date: June 19, 1998           /s/ Harry V. Eastlick
     -----------------        --------------------------------------------------
                              Harry V. Eastlick, Acting Chief Financial Officer