Form 10-Q
period 1998-03-31
UNITED STATES AIRCRAFT CORP
filed 1998-06-30
CIK 350129

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                        --------------------------------

                   QUARTERLY REPORT UNDER SECTION 13 OF 15(d)

                     of the Securities Exchange Act of 1934

                        --------------------------------

         For quarter ended March 31, 1998 Commission file number 0-9974


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

Yes    X         No
    -------         -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1998.

                        NUMBER OF SHARES        CLASS
                     ----------------------  -----------
                        7,927,504               Class A
                        4,962,801               Class B

                       UNITED STATES AIRCRAFT CORPORATION

                          COMMISSION FILE NUMBER 0-9974

                                    FORM 10-Q

                                      INDEX


                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

     Item 1.  FINANCIAL STATEMENTS
                      Consolidated Balance Sheets
                      March 31, 1998 (Unaudited)
                      and September 30, 1997                                   3


                      Consolidated Statements of
                      Operations (Unaudited) for
                      the Three and Six Months ended
                      March 31, 1998 and 1997                                  4


                      Consolidated Statements of
                      Cash Flows (Unaudited) for
                      the Three and Six Months Ended
                      March 31, 1998 and 1997                                  5


                      Notes to Consolidated
                      Financial Statements                                     6


     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  of Financial Condition and Results of
                  Operations                                                   7

     Item 3.  DEFAULTS UPON SENIOR SECURITIES                                 10

     Item 5.  OTHER INFORMATION                                               10

PART II - OTHER INFORMATION                                                   11


SIGNATURES                                                                    11

               United States Aircraft Corporation and Subsidiaries
                           Consolidated Balance Sheets
                      March 31, 1998 and September 30, 1997

                                                         March 31, 1998  September 30, 1997
           Assets                                          (Unaudited)
           ------                                        --------------  ------------------
Current Assets
     Cash                                                  $     7,021      $    20,427
     Accounts receivable                                        79,961           69,311
     Notes Receivable                                            7,000            8,000
     Prepaid expenses                                           25,715           21,800
                                                           -----------      -----------
           Total current assets                                119,697          119,538
Advance to officer                                               4,026           27,769
Note receivable, net of current portion                         46,544           52,044
Land held for development                                      602,233          577,327
Property & equipment, net of
  accumulated depreciation                                      53,012           57,154
Agency acquisition, net of amortization                         93,745          104,774
Goodwill, net                                                  106,270           87,308
Course materials                                                14,736           15,718
Other                                                            5,914           24,527
                                                           -----------      -----------
                                                             1,046,177        1,066,159
                                                           -----------      -----------


     Liabilities & Stockholder's Equity
     ----------------------------------
Current Liabilities
     Note Payable, bank                                         25,000
     Current portion of long-term debt                          28,000           37,775
     Convertible debentures & related accrued interest          86,490           82,938
     Accounts payable                                           57,242           86,159
     Accrued expenses                                           70,699           68,263
     Unearned  tuition                                          64,037           45,290
                                                           -----------      -----------
           Total current liabilities                           331,468          320,425

Long term debt, net of current portion                          14,223           19,979
Trust deed notes payable with  land for
  development as collateral                                    601,000          601,000


Stockholders' Equity
     Capital stock
       Class A:  $.50 par value,
        10,000,000 shares authorized,
        7,927,504 issued                                     3,963,752        3,826,252
       Class B:  $.001 par value,
        5,000,000 shares authorized,
        4,962,801 issued                                         4,963            4,963
     Paid in capital                                          (861,827)        (751,827)
     Retained earnings (deficit)                            (3,007,402)      (2,954,633)
                                                           -----------      -----------
                                                                99,486          124,755
                                                           -----------      -----------
                                                           $ 1,046,177      $ 1,066,159
                                                           -----------      -----------

        The accompanying notes are an integral part of these statements.

               United States Aircraft Corporation and Subsidiaries
                      Consolidated Statements of Operations
            For the Three and Six Months Ended March 31,1998 and 1997
                                   (Unaudited)

                                               Three Months Ended               Six Months Ended
                                                    March 31                        March 31
                                                    --------                        --------
                                              1998            1997            1998            1997
                                              ----            ----            ----            ----
Revenue
    Real estate education                 $    122,757    $    109,146    $    218,109    $    193,518
    Travel Agency                              281,339                         696,617
    Other                                                        1,025           1,010           1,025
                                          ------------    ------------    ------------    ------------
Total revenue                             $    404,096    $    110,171    $    915,736    $    194,543
                                          ------------    ------------    ------------    ------------

Expenses
    Costs of sales travel agency               255,121                         626,510
    Personnel expenses                          84,780          63,519         187,246         124,584
    Facility cost                               21,401          13,647          33,650          18,700
    Other operating cost                        35,024          25,025          51,896          40,134
    General and administration                  23,646          18,026          43,543          27,922
                                          ------------    ------------    ------------    ------------
                                               419,972         120,217         942,845         211,340
                                          ------------    ------------    ------------    ------------

          Income (loss) before interest
          expense, depreciation and
          amortization                         (15,876)        (10,046)        (27,109)        (16,797)

Interest expense                                 2,888           3,378           6,391           6,925

Depreciation and amortization                    9,635           4,173          19,269           8,345
                                          ------------    ------------    ------------    ------------

Income (loss) from continuing
operations                                     (28,399)   $    (17,597)        (52,769)   $    (32,067)

Income (loss) from discontinued
operations                                                      (2,996)                         (2,806)
                                          ------------    ------------    ------------    ------------

Net income (loss)                         $    (28,399)   $    (20,593)   $    (52,769)   $    (34,873)
                                          ------------    ------------    ------------    ------------

Net income (loss) per share               $      (.002)   $      (.002)   $      (.004)   $      (.003)
                                          ------------    ------------    ------------    ------------

Weighted number of shares
   outstanding                              12,840,305      11,542,528      12,727,805      11,393,917
                                          ------------    ------------    ------------    ------------

        The accompanying notes are an integral part of these statements.

               United States Aircraft Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
        For the Three Months and Six Months Ended March 31, 1998 and 1997
                                   (Unaudited)

                                                       Three Months Ended         Six Months Ended
                                                            March 31                  March 31
                                                            --------                  --------
                                                       1998         1997         1998         1997
                                                     ---------    ---------    ---------    ---------
Cash Flows From Operating Activities

    Net income (loss)                                $ (28,399)   $ (20,593)   $ (52,769)   $ (34,873)

    Adjustments to reconcile net to cash
    used by operating activities
    Depreciation                                         2,662        2,481        5,324        4,962
    Amortization                                         6,973        2,089       13,945        4,178

    Net increase (decrease) in current liabilities
    and (increase) decrease in accounts receivable
    prepaid expense and other assets                    20,141       30,922       34,418       40,140
                                                     ---------    ---------    ---------    ---------
    Net cash provided by (used by)
    operating activities                                 1,377       14,899          918       14,407
                                                     ---------    ---------    ---------    ---------

Cash flows from investing activities
    Reduction in advance to officer                     11,526                    23,743
    Increase in goodwill-Western College, Inc
    acquisition                                        (20,000)     (20,000)     (20,000)     (20,000)
    Addition to land held for development              (14,666)    (528,529)     (24,906)    (528,529)
    Disposition (acquisition) of equipment                (765)      (1,190)      (1,182)      (4,894)

                                                     ---------    ---------    ---------    ---------
Net cash provided by (used by)
    investing activities                               (23,905)    (549,719)     (22,345)    (553,423)
                                                     ---------    ---------    ---------    ---------

Cash flows from financing activities
    Trust deed notes payable for land acquisition                   501,000                   501,000
    Issuance of Class A Common shares for:
      Land acquisition                                               25,000                    25,000
      Contingent shares-Western College, Inc. Acq       20,000       20,000       20,000       20,000
    Decrease in long-term debt                          (9,646)      (3,009)     (11,979)      (5,390)
                                                     ---------    ---------    ---------    ---------

    Net cash provided by (used by)
      financing activities                              10,354      542,991        8,021      540,610
                                                     ---------    ---------    ---------    ---------
Net increase (decrease) in cash                        (12,174)       8,171      (13,406)       1,594
Cash Beginning of Period                                19,195        3,560       20,427       10,137
                                                     ---------    ---------    ---------    ---------
Cash, End of Period                                  $   7,021    $  11,731    $   7,021    $  11,731
                                                     ---------    ---------    ---------    ---------

        The accompanying notes are an integral part of these statements.

                       UNITED STATES AIRCRAFT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                MARCH 31, 1998 (UNAUDITED) AND SEPTEMBER 30, 1997


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

Item 2.        Management's  Discussion and Analysis of Financial  Condition and
               -----------------------------------------------------------------
               Results of Operations
               ---------------------

               Results of Operations
               ---------------------

Comparison six months ended March 31, 1998 to 1997

         The  loss  before  interest,   depreciation  and  amortization  expense
increased by $10,312. The increased loss consists of the following:

         Increase in Real Estate Education 1998
               operating income over 1997                   $   22,851.

         Operating loss from
               travel agency operation
               during the six months ended
               March 31, 1998 with no
               comparable amount for 1997                   $ (17,527).

         Increase in general
               corporate overhead                           $ (15,621).

         Decrease in other revenue                          $     (15).

The operating income from the adult education division improved by $22,851. The improvement was due to an $24,591 increase in revenues offset by a $1,740 increase in operating costs. The revenue increase is the result of additional enrollments including those at the new East campus, and due to a $3,232 increase in advertising revenue related to the publication of the Renewal News. The operating cost increase consists of an $6,593 decrease in personnel expense, $10,646 increase in facility costs and $2,313 decrease in other operating costs.

The travel services operation was started on July 1, 1997 with the purchase of an existing travel agency and the operating results are included during the six months ended March 31, 1998 with no comparable amounts for the six months ended March 31, 1997 as follows:
                                                                  Amount
                                                                  ------

                Sales                                            $696,617

                Cost of sales                                    $626,510
                                                                 --------

                Gross profit                                       70,107

                Operating Costs
                Personnel expense                 $69,255

                Facility cost                       4,304

                Other operating costs              14,075
                                                  -------
                     Total operating costs                         87,634
                                                                 --------

                Income (loss) before interest
                   depreciation and amortization                 $(17,527)
                                                                 --------

General corporate overhead increased by $15,621 primarily due to management compensation increases of $12,000 and professional fee increases of $3,500.

Other revenue consisting primarily of interest on travel agency deposits declined by $15. Depreciation and amortization increased by $10,924 primarily due to equipment and business acquisitions. Interest decreased by $534.

On September 30, 1997 the company sold its wholly-owned subsidiary Hansen and Associates, Inc. dba Property Masters after determining to discontinue its real estate brokerage and property management line of business. The financial statements have been restated to reflect the operations of the subsidiary as a discontinued operation reflecting a 1997 operating loss of $2,806 with no comparable amount for 1998.

Comparison three months ended March 31, 1998 to 1997

         The  loss  before  interest,   depreciation  and  amortization  expense
increased by $5,830. The increased loss consists of the following:

         Increase in Real Estate Education 1998
               operating income over 1997              $  11,668.

         Operating loss from
               travel agency operation
               during the three months
               ended March 31, 1998 with no
               comparable amount for 1997              $ (10,853).

         Increase in general
               corporate overhead                      $  (5,620).

         Decrease in other revenue                     $  (1,025).

The operating income from the adult education division improved by $11,668. The improvement was due to an $13,611 increase in revenues offset by a $1,943 increase in operating costs. The revenue increase is the result of additional enrollments including those at the new East campus. The operating cost increase consists of an $401 increase in personnel expense, $5,227 increase in facility costs and $3,685 decrease in other operating costs.

The travel services operation was started on July 1, 1997 with the purchase of an existing travel agency and the operating results are included during the three months ended March 31, 1998 with no comparable amounts for the three months ended March 31, 1997 as follows:

                                                                  Amount
                                                                  ------

                Sales                                            $281,339

                Cost of sales                                    $255,121
                                                                 --------

                Gross profit                                       26,218

                Operating Costs
                Personnel expense                 $20,859

                Facility cost                       2,528

                Other operating costs              13,684
                                                  -------
                    Total operating costs                          37,071
                                                                 --------

                Income (loss) before interest
                    depreciation and amortization                $(10,853)
                                                                 --------

Effective January 1, 1998, management reduced its full time travel staff to bring personnel expenses in line with the revenue production with a further a reduction of its full time staff on May 1, 1998.

General corporate overhead increased by $5,620 primarily due to management compensation increases of $2,000 and professional fee increases of $3,500. Other revenue consisting primarily of interest on travel agency deposits declined by $1,025. Depreciation and amortization increased by $5,462 primarily due to equipment and business acquisitions. Interest decreased by $490.

On September 30, 1997 the company sold its wholly-owned subsidiary Hansen and Associates, Inc. dba Property Masters after determining to discontinue its real estate brokerage and property management line of business. The financial statements have been restated to reflect the operations of the subsidiary as a discontinued operation reflecting a 1997 operating loss of $2,996 with no comparable amount for 1998.


Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

         The working capital deficit increased $10,884 from September 30, 1997 to $211,771. Current assets increased by $159 from September 30, 1997 to $119,697. The increase consists of a $13,406 decrease in cash, a $10,650 increase in accounts receivable, an $1,000 decrease in notes receivable related to the sale of Hansen & Associates Inc. dba Property Masters and a $3,915 increase in prepaid expenses.

         Current liabilities increased $11,043 from September 30, 1997 to $331,468. The increase consists of a $25,000 increase in the notes payable bank related to the new $30,000 line of credit obtained in March, 1998, a $9,775 decrease in the current portion of long-term debt, a $3,562 increase related to the accrued interest on the debentures, a $28,917 decrease in accounts payable and a $2,436 increase in accrued expenses. Unearned tuition increased by $18,747.

Advances to officer made pursuant to the officer's compensation program decreased by $23,743. The long term note receivable of $46,544 relates to the sale of Hansen and Associates Inc. and decreased by $5,500 due to collections. Property and equipment decreased by $4,142 as a result of equipment acquisitions of $1,182 offset by depreciation of $5,324. Goodwill increased by $18,962 due to the issuance of the contingent shares related to the 1996 acquisition of Western College, Inc. valued at $20,000 offset by amortization of $1,038. Course materials decreased by $982 due to amortization. Other assets decreased by $18,613.

         In February 1997, the Company acquired 35.66 acres of undeveloped land in Glenn County, California which is recorded for financial reporting purposes at $602,233. The land has been pledged as collateral for three trust deed notes payable totaling $601,000. The Company is planning the formation of a Real Estate Investment Trust (REIT) or other alternative to whom the undeveloped land would be sold or contributed. Interest payments on the second and third trust deed notes payable are delinquent and the holder of the second trust deed Note payable filed a notice of default on March 30, 1998. If the REIT or other alternative is not formed with the resulting sale or contribution of the land, the Company will be required to take other steps to sell the land which could be at a sales price that would be less than the trust deed notes payable.

The July and August 1997 purchase price of the travel agencies exceeded the indentifiable tangible assets of the agencies by $110,288 and relates primarily to the value of the income production of the approximately 175 Home Based Travel Agents who place their travel sales through FirsTravel . The original cost has been reduced by amortization of $16,543 with $11,029 of amortization being recorded in the six months ended March 31, 1998.

Long-term debt decreased by $5,756 due to payments. The convertible debentures of $56,450 plus the related accrued interest are classified as current liabilities as they were due on December 31, 1996. Currently, the debentures remain unpaid and the Company believes that they will eventually be retired through conversion to the Company's Class A common stock, although no assurance that such a conversion will be elected by the debenture holders.

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

Item 3.  Defaults Upon Senior Securities
         -------------------------------

The Company currently is in default on the payment of various convertible debentures in the outstanding principal amount of $56,450. The Company also is in default on various trust deed notes payable with respect to 35.66 acres of undeveloped land it owns in Glenn County, California (the "California Land") in the amount of $601,000, and the holder of the $276,600 first and second trust deed notes payable has filed a notice of default with respect to the non-.payments on the related notes. The Company is pursuing various alternatives for realizing the value of the California land, including the possibility of forming a Real Estate Investment Trust (REIT) to whom the undeveloped land would be sold or contributed. If the Company is unable to pay the balance due on the first and second trust deed note payable, then the Company may lose the California Land in a foreclosure sale and would be liable for any deficiency in the payment on the notes securing the land, which could be substantial. The Company currently does not have the ability to pay any of its defaulted debts and no assurance can be given that the Company will have sufficient capital to pay such debts.

Item 5.  Other Information
         -----------------

On May 28, 1998, the Company signed a letter of intent to acquire Neo Vision, Inc. in tax-free exchange of 2,000,000 of the Company's Class A common shares for all of the outstanding shares of Neo Vision, Inc. The letter of intent provides for a closing on June 30, 1998 but is subject to several contingencies and the due diligence review of both parties. Neo Vision, Inc. (Neo), an Arizona corporation, has been in the development stage since its inception in June, 1997. Neo has developed the technology to provide out-of-home, high impact advertising, programming and information to remote audiences using state of the art, computer, video and signal transmission technology. Neo concluded the development phase of its operation in mid June 1998 with the start of operations of the three video screens that have been installed in Las Vegas, Nevada. The letter of intent further provides for the issuance of common shares of United States Aircraft Corporation contingent upon Neo meeting certain future conditions that prove the viability of the technology and the goodwill of the Neo Vision, Inc. product. If all of the contingent shares are issued the Neo shareholders would own approximately 80% of the outstanding shares of United States Aircraft Corporation. The letter of intent also provides for an increase in the Board of Directors at closing to nine individuals with one of the current outside directors resigning and the election of five new members to the board of directors two of whom will be outside directors nominated by Neo. Additionally the letter of intent calls for the filing of a proxy statement shortly after closing for a shareholders' meeting where the following will be presented for shareholder approval:

     * Authorization of new common shares and an exchange of the currently authorized Class A and B shares for the new common share.
     * Authorization of preferred stock with the Board of Directors being authorized to establish preferences for separate classes of the preferred stock.
     * Approval of a name change to Neo Vision. Systems, Inc. and a restatement of and revision to the articles of incorporation.
     * Adoption of a stock option plan along with approval of the initial grants.

At this time no assurance can be given that the acquisition of Neo Vision, Inc. will be completed




PART II.   Other Information
           -----------------

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

                A. 27 - Financial Data Schedule


               None






                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       UNITED STATES AIRCRAFT CORPORATION
                       ----------------------------------




Date: 6-29-98          /s/ Harry V. Eastlick
      -------          ----------------------------------------------------
                       Harry V. Eastlick, President and Chief
                       Executive Officer





Date: 6-29-98          /s/ Harry V. Eastlick
      -------          ----------------------------------------------------
                       Harry V. Eastlick, Acting Chief Financial Officer