Form 10-Q
period 1998-06-30
UNITED STATES AIRCRAFT CORP
filed 1998-08-17
CIK 350129

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                   QUARTERLY REPORT UNDER SECTION 13 OF 15(d)

                     of the Securities Exchange Act of 1934

                                   ----------

          For quarter ended June 30, 1998 Commission file number 0-9974


                       UNITED STATES AIRCRAFT CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)




         DELAWARE                                            95-3518487
-------------------------------                    -----------------------------
(STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER I.D. NUMBER)
INCORPORATION OR ORGANIZATION)



 3121 E. Greenway Rd.  Phoenix, Arizona                          85032
---------------------------------------                        ---------
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

Yes  X     No
   -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1998.

             NUMBER OF SHARES                CLASS
             ----------------                -----
                9,927,504                   Class A
                4,962,801                   Class B

                       UNITED STATES AIRCRAFT CORPORATION

                          COMMISSION FILE NUMBER 0-9974

                                    FORM 10-Q

                                      INDEX


                                                                     Page No.
                                                                     --------

PART I - FINANCIAL INFORMATION

     Item 1.  FINANCIAL STATEMENTS
                Consolidated Balance Sheets
                June 30, 1998 (Unaudited)
                and September 30, 1997                                  3


                Consolidated Statements of
                Operations (Unaudited) for
                the Three and Six Months ended
                June 30, 1998 and 1997                                  4


                Consolidated Statements of
                Cash Flows (Unaudited) for
                the Three and Six Months Ended
                June 30, 1998 and 1997                                  5

                Notes to Consolidated
                Financial Statements                                    6

     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  of Financial Condition and Results of
                  Operations                                            7
     Item 3.  DEFAULTS UPON SENIOR SECURITIES                           11
     Item 5.  OTHER INFORMATION                                         11

PART II - OTHER INFORMATION                                             12

SIGNATURES                                                              12

               United States Aircraft Corporation and Subsidiaries
                           Consolidated Balance Sheets
                      June 30, 1998 and September 30, 1997

                                                  June 30, 1998     September 30, 1997
           Assets                                  (Unaudited)
                                                   ------------     ------------------
Current Assets
  Cash                                             $    22,857         $    20,427
  Accounts receivable                                  416,408              69,311
  Notes Receivable                                       7,000               8,000
  Prepaid expenses                                      60,562              21,800
                                                   -----------         -----------
        Total current assets                           506,827             119,538
Advance to officer                                                          27,769
Note receivable, net of current portion                 45,794              52,044
Land held for development                                                  577,327
Property & equipment, net of
  accumulated depreciation                             601,561              57,154
Investment in RV Park LLC                              205,502
Agency acquisition, net of amortization                 88,231             104,774
Goodwill, net                                          104,542              87,308
Course materials                                        14,245              15,718
Other                                                    5,776              24,527
                                                   -----------         -----------
                                                     1,572,478           1,066,159
                                                   -----------         -----------
     Liabilities & Stockholder's Equity
Current Liabilities
  Note Payable, bank                                    55,000
  Current portion of long-term debt                     28,000              37,775
  Convertible debentures & related accrued interest    652,242              82,938
  Accounts payable                                     353,278              86,159
  Accrued expenses                                      79,266              68,263
  Unearned  tuition                                     90,516              45,290
                                                   -----------         -----------
        Total current liabilities                    1,258,302             320,425

Long term debt, net of current portion                  13,872              19,979
Trust deed notes payable with  land for
  development as collateral                                                601,000
Minority Interest in Neo Vision LLC                    136,096

Stockholders' Equity
  Capital stock
    Class A:  $.50 par value,
     10,000,000 shares authorized,
     9,927,504 issued                                4,963,752           3,826,252
    Class B:  $.001 par value,
     5,000,000 shares authorized,
     4,962,801 issued                                    4,963               4,963
  Paid in capital                                   (1,855,578)           (751,827)
  Retained earnings (deficit)                       (2,948,929)         (2,954,633)
                                                   -----------         -----------
                                                       164,208             124,755
                                                   -----------         -----------
                                                   $ 1,572,478         $ 1,066,159
                                                   -----------         -----------

        The accompanying notes are an integral part of these statements.

               United States Aircraft Corporation and Subsidiaries
                      Consolidated Statements of Operations
            For the Three and Nine Months Ended June 30,1998 and 1997
                                   (Unaudited)

                                                Three Months Ended              Nine Months Ended
                                                      June 30                        June 30
                                                      -------                        -------
                                              1998             1997             1998            1997
                                              ----             ----             ----            ----
Revenue
  Real estate education                   $   125,268      $   115,352      $   343,377     $   308,870
  Travel Agency                               358,153                         1,054,770
  Video Wall advertising                       24,961                            26,992
  RV  Park consulting, net                    485,335                           485,335
  Other                                                            709            1,010           1,734
                                          -----------      -----------      -----------     -----------
Total revenue                             $   993,717      $   116,061      $  1,911,48     $   310,604
                                          -----------      -----------      -----------     -----------
Expenses
  Costs of sales travel agency                323,450                           949,960
  Personnel expenses                          231,600           67,056          499,498         191,640
  Facility cost                                42,694           13,056           76,344          31,756
  Other operating cost                         42,541           19,590          239,723          59,724
  General and administration                   21,895           20,525           65,438          48,447
                                          -----------      -----------      -----------     -----------
                                              662,180          120,227        1,830,963         331,567
                                          -----------      -----------      -----------     -----------
        Income (loss) before interest
        expense, depreciation and
        amortization                          331,537           (4,166)          80,521         (20,963)

Interest expense                               25,294            3,842           31,685          10,767
Minority interest in Neo Vision LLC
   loss                                       (11,038)                          (38,904)
Depreciation and amortization                  62,767            4,174           82,036          12,519
                                          -----------      -----------      -----------     -----------
Income (loss) from continuing
operations                                    254,514      $   (12,182)     $     5,704     $   (44,249)

Income (loss) from discontinued
operations                                                      (1,273)                          (4,079)

Net income (loss)                         $   254,514      $   (13,455)     $     5,704     $   (48,328)
                                          -----------      -----------      -----------     -----------

Net income (loss) per share                      .017      $     (.001)     $      .000     $     (.004)
                                          -----------      -----------      -----------     -----------
Weighted number of shares
   outstanding                             14,890,305       11,695,305       14,781,971      11,494,379
                                          -----------      -----------      -----------     -----------

        The accompanying notes are an integral part of these statements.

               United States Aircraft Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
        For the Three Months and Nine Months Ended June 30, 1998 and 1997
                                   (Unaudited)

                                                        Three Months Ended           Nine Months Ended
                                                              June 30                     June 30
                                                              -------                     -------
                                                        1998           1997          1998          1997
                                                        ----           ----          ----          ----
Cash Flows From Operating Activities
   Net income (loss)                                  $ 254,514     $ (13,455)    $   5,704     $ (48,328)

   Adjustments to reconcile net to cash
   used by operating activities
   Depreciation                                          19,437         2,481        24,761         7,443
   Amortization                                          43,420         2,090        57,365         6,268

  Net increase (decrease) in current liabilities
  and (increase) decrease in accounts receivable
  prepaid expense and other assets                       (6,964)       10,431       (49,587)       50,571
                                                      ---------     ---------     ---------     ---------
  Net cash provided by (used by)
    operating activities                                310,407         1,547        38,243        15,954
                                                      ---------     ---------     ---------     ---------
Cash flows from investing activities
  Reduction in advance to officer                         4,026                      27,769
  Increase in goodwill-Western College, Inc
  acquisition                                                                       (20,000)      (20,000)
  Addition to land held for development                                (3,374)                   (531,903)
  Disposition (acquisition) of equipment               (303,322)       (1,322)     (569,078)       (6,216)

  Transfer land and investment in LLC                  (229,175)                   (229,175)
                                                      ---------     ---------     ---------     ---------
Net cash provided by (used by)
     investing activities                              (528,471)       (4,696)     (790,484)     (558,119)
                                                      ---------     ---------     ---------     ---------
Cash flows from financing activities
  Convertible debentures and accrued interest
   including Neo Vision, Inc. debentures of $519,000    200,752                     575,553
  Trust deed notes payable for land acquisition                                                   501,000
  Issuance of Class A Common shares for:
  Land acquisition                                                                                 25,000
  Contingent shares-Western College, Inc. Acq                                        20,000        20,000
  Capital contribution to Neo Vision LLC                                            175,000
  Decrease in long-term debt                             (3,903)       (2,985)      (15,882)       (8,375)
                                                      ---------     ---------     ---------     ---------
   Net cash provided by (used by)
   financing activities                                 196,849        (2,985)      754,671       537,625
                                                      ---------     ---------     ---------     ---------
Net increase (decrease) in cash                         (21,215)       (6,134)        2,430        (4,540)
  Cash Beginning of Period                               44,072        11,731        20,427        10,137
                                                      ---------     ---------     ---------     ---------
Cash, End of Period                                   $  22,857     $   5,597     $  22,857     $   5,597
                                                      ---------     ---------     ---------     ---------

        The accompanying notes are an integral part of these statements.

                       UNITED STATES AIRCRAFT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                June 30, 1998 (UNAUDITED) AND SEPTEMBER 30, 1997

NOTE 1 - Basis of Presentation

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

NOTE 2 - Summary of Significant Accounting Policies
          Basis of Consolidation

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

Note 3 - Neo Vision, Inc. Acquisition

        On June 30, 1998, the Company acquired all of the outstanding shares of Neo Vision, Inc., in a tax free exchange of shares. The acquisition has been accounted for as a pooling of interest method of accounting in accordance with accounting principles Board Opinion No.16. Accordingly, the operations of Neo Vision, Inc. are included in the consolidated statement of operations for the nine months ended June 30, 1998; however, financial statements prior to October 1, 1997 have not been restated, since Neo Vision was formed in June 1997 and had no significant operations prior to October 1, 1997.

Note 4 - Investment in RV Park, LLC

         Effective June 30, 1998, the Company approved the transfer of its interest in the 35.66 acres of undeveloped land in Glenn County, California (the "California Land") to a limited liability company to be formed and to serve as the vehicle for holding and developing the California Land. On July 30, 1998, the Company determined not to make a payment that would reinstate the defaulted second trust deed note payable and allowed the California Land to be sold in a foreclosure sale. The decision was based on the conclusion that the California Land would not help facilitate the formation of a real estate investment trust specializing in the ownership of RV Parks. Accordingly, the LLC will lose the California Land in a foreclosure sale. Any loss on the sale is expected to be offset by other capital contributions to the LLC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Results of Operations

Comparison nine months ended June 30, 1998 to 1997
         The income before interest, depreciation and amortization expense increased by $101,484. The income improvement consists of the following:

         Increase in Real Estate Education 1998
                operating income over 1997                         $  34,927

         Operating loss from travel agency operation
                during the nine  months
                ended June 30, 1998 with no
                comparable amount for 1997                         $ (17,158)

         RV Park consulting fees, net                                485,335

         Operating loss of Neo Vision, Inc. during the nine
                months ended June 30, 1998 with no comparable
                amount for 1997                                     (383,905)

         Increase in general
                corporate overhead                                 $ (16,991)

         Decrease in other revenue                                 $    (724)

The operating income from the adult education division improved by $34,927. The improvement was due to an $34,507 increase in revenues plus a $420 decrease in operating costs. The revenue increase is the result of additional enrollments including those at the new East campus, and due to a $4,005 increase in advertising revenue related to the publication of the Renewal News. The operating cost decrease consists of an $11,067 decrease in personnel expense, $12,484 increase in facility costs and $1,837 decrease in other operating costs.

The travel services operation was started on July 1, 1997 with the purchase of an existing travel agency and the operating results are included during the nine months ended June 30, 1998 with no comparable amounts for the nine months ended June 30, 1997 as follows:
                                                                  Amount
                                                                  ------

                Sales                                           $1,054,770

                Cost of sales                                   $  949,960
                                                                ----------


                Gross profit                                       104,810

                Operating Costs
                Personnel expense               $ 85,537

                Facility cost                      3,882

                Other operating costs             32,549
                                                --------

                     Total operating costs                         121,968
                                                                ----------
                Income (loss) before interest
                   depreciation and amortization                $  (17,158)

The Company has earned a net consulting fee of $485,335 relating to its research project on the recreational vehicle park industry net of its contribution to RVP-1 LLC.

Neo Vision, Inc. was acquired on June 30, 1998 in a tax-free exchange that has been accounted for under the pooling of interest method of accounting in accordance with Accounting Principles Board No.16; however periods prior to October 1, 1997 have not been restated since Neo Vision had no significant operations prior to that date. Neo Vision, Inc. was in the development stage until mid-June 1998 and the operating results for the nine months ended June 30, 1998 are summarized as follows:

        Advertising revenue                                     $ 26,992

        Operating costs
               Personnel expenses         $ 233,388
               Facility costs                28,222
               Other operating costs        149,287              410,897
                                          ---------             --------
        Loss before interest,
               minority interest in
               loss of LLC, depreciation
               and amortization                                 $383,905
                                                                --------

General corporate overhead increased by $16,991 primarily due to management compensation increases of $12,000 and professional fee increases of $4,500. Other revenue consisting primarily of interest on travel agency deposits declined by $724. Depreciation and amortization increased by $69,517 primarily due to equipment and business acquisitions including $52,854 related to Neo Vision, Inc. Interest increased by $20,918 including $18,301 related to Neo Vision, Inc.

Neo Vision, Inc. has a 75% interest in NV-1 LLC that owns one of its video walls. The $38,904 represents the allocated portion of the limited liability company's operating loss to the minority interest.

On September 30, 1997 the company sold its wholly-owned subsidiary Hansen and Associates, Inc. dba Property Masters after determining to discontinue its real estate brokerage and property management line of business. The financial statements have been restated to reflect the operations of the subsidiary as a discontinued operation reflecting a 1997 operating loss of $4,079 with no comparable amount for 1998.

Comparison three months ended June 30,1998 to 1997
         The income before interest, depreciation and amortization expense increased by $335,703. The increased loss consists of the following:
         Increase in Real Estate Education 1998
         operating income over 1997                            $   12,076

         Operating loss from travel agency operation
                during the three  months
                ended June 30, 1998 with no
                comparable amount for 1997                     $      369

         RV Park consulting fees, net                          $  485,335

         Operating loss of Neo Vision, Inc. during
         the three months ended June 30, 1998 with no
         comparable amount for 1997                            $(160,298)

         Increase in general
         corporate overhead                                    $  (1,070)

         Decrease in other revenue                             $    (709)

The operating income from the adult education division improved by $12,076. The improvement was due to an $9,916 increase in revenues plus a $2,160 decrease in operating costs. The revenue increase is the result of additional enrollments including those at the new East campus. The operating cost decrease consists of an $4,474 decrease in personnel expense, $1,838 increase in facility costs and $476 increase in other operating costs.

The travel services operation was started on July 1, 1997 with the purchase of an existing travel agency and the operating results are included during the three months ended June 30,1998 with no comparable amounts for the three months ended June 30, 1997 as follows:
                                                                  Amount
                                                                  ------
            Sales                                                $358,153

            Cost of sales                                        $323,450
                                                                 --------

            Gross profit                                           34,703

            Operating Costs
            Personnel expense               $16,282

            Facility cost                      (422)

            Other operating costs            18,474
                                            -------
                 Total operating costs                             34,334
                                                                 --------
            Income before interest
               depreciation and amortization                     $    369

Effective January 1, 1998, management reduced its full time travel staff to bring personnel expenses in line with the revenue production with a further a reduction of its full time staff on May 1, 1998.

The Company has earned a net consulting fee of $485,335 relating to its research project on the recreational vehicle park industry net of its contribution to RVP-1 LLC.

Neo Vision, Inc. was acquired on June 30, 1998 in a tax-free exchange that has been accounted for under the pooling of interest method of accounting in accordance with Accounting Principles Board No.16; however periods prior to October 1, 1997 have not been restated since Neo Vision had no significant operations prior to that date. Neo Vision, Inc. was in the development stage until mid-June 1998 and the operating results for the three months ended June 30, 1998 are summarized as follows:

                Advertising revenue                     $  24,961

                Operating costs                           185,259

                (Loss) before interest,
                       minority interest in
                       loss of LLC, depreciation
                       and amortization                 $(160,298)
                                                        ---------

General corporate overhead increased by $1,070 primarily due to professional fee increases.

Other revenue consisting primarily of interest on travel agency deposits declined by $709.
Depreciation and amortization increased by $58,593 primarily due to equipment and business acquisitions including $52,854 related to Neo Vision, Inc. Interest increased by $21,452 including $18,301 related to Neo Vision, Inc.

Neo Vision, Inc. has a 75% interest in NV-1 LLC that owns one of its video walls. The $11,038 represents the allocated portion of the limited liability company's operating loss to the minority interest.

On September 30, 1997 the company sold its wholly-owned subsidiary Hansen and Associates, Inc. dba Property Masters after determining to discontinue its real estate brokerage and property management line of business. The financial statements have been restated to reflect the operations of the subsidiary as a discontinued operation reflecting a 1997 operating loss of $1,273 for the three months ended June 30, 1997 with no comparable amount for 1998.

Financial Condition,  Liquidity and Capital Resources
         The working capital deficit increased $550,588 from September 30, 1997 to $751,475. Current assets increased by $387,289 from September 30, 1997 to $506,827. The increase consists of a $2,430 increase in cash, a $347,097 increase in accounts receivable, an $1,000 decrease in notes receivable and a $38,762 increase in prepaid expenses. The accounts receivable increase includes a net receivable of $300,000 related to a long-term consulting project related to the RV Park industry and $25,911 related to Neo Vision trade receivables. The prepaid expense increase consists primarily of $36,169 of Neo Vision costs related to its convertible debenture offering.

         Current liabilities increased $937,877 from September 30, 1997 to $1,258,302. The increase consists of a $55,000, a $9,775 decrease in the current portion of long-term debt, a $569,304 increase the convertible debentures and related to the accrued interest on the debentures of which $563,977 relates to the convertible debentures of Neo Vision, a $267,119 increase in accounts payable which includes $287,987 of Neo Vision obligations primarily related to construction costs of two video walls, and a $11,003 increase in accrued expenses. Unearned tuition and advertising revenue increased by $45,226.

Advances to officer made pursuant to the officer's compensation program decreased by $27,769. The long term note receivable of $45,794 relates to the sale of Hansen and Associates Inc. Property and equipment increased by $544,407 as a result of equipment acquisitions of $569,168, including the Neo Vision construction of three video walls and other equipment of approximately $550,000, offset by depreciation expense of $24,761.

Goodwill increased by $17,234 due to the issuance of the contingent shares related to the 1996 acquisition of Western College, Inc. valued at $20,000 offset by amortization of $2,766. Course materials decreased by $1,473 due to amortization. Other assets decreased by $18,751.

         In February 1997, the Company acquired 35.66 acres of undeveloped land in Glenn County, California which was recorded for financial reporting purposes at $602,233. The land had been pledged as collateral for three trust deed notes payable totaling $601,000. Interest payments on the second and third trust deed notes payable are delinquent and the holder of the second trust deed Note payable filed a notice of default on March 30, 1998. Effective June 30, 1998, the Company approved the transfer of its interest in the California Land to a limited liability company (the "LLC") to be formed and to serve as the vehicle for holding and developing the California Land. The LLC determined not to reinstate the defaulted trust deed. Accordingly, the LLC will lose the California Land in a foreclosure sale. Any loss on the sale is expected to be offset by other capital contributions to the LLC. The investment in the Company's equity in the limited liability company.

The July and August 1997 purchase price of the travel agencies exceeded the indentifiable tangible assets of the agencies by $110,288 and relates primarily to the value of the income production of the approximately 175 Home Based Travel Agents who place their travel sales through FirsTravel . The original cost has been reduced by amortization of $22,057 with $16,543 of amortization being recorded in the nine months ended June 30, 1998.

Long-term debt decreased by $6,107 due to payments. The convertible debentures of $56,450 plus the related accrued interest are classified as current liabilities as they were due on December 31, 1996. Currently, the debentures remain unpaid and the Company believes that they will eventually be retired through conversion to the Company's New Common Stock, although no assurance that such a conversion will be elected by the debenture holders.

At June 30, 1998, Neo Vision had $519,000 of convertible debentures outstanding plus related accrues interest and issue costs totaling $44,977. Subsequent to June 30, 1998, an additional $ 376,750 of debentures were issued in a Neo Vision private placement. The Company intends to seek conversion of this debt into approximately 1,269,300 shares of New Common Stock. No assurance can be given that the debentures holders will elect to convert their debt into New Common Stock.

Neo Vision has a 75% interest in NV-1, LLC, an Arizona limited liability company that owns one of the video walls being operated in Las Vegas, Nevada. The minority members contributed $175,000 for their interest which has been reduced by the $38,904 of loss allocated to them for the period ended June 30, 1998.

The Company's management has continued its program to expand the services operations through further expansion of its existing operations plus the acquisition of other service organizations. The working capital deficiency has continued to limit the expansion of the Company. The acquisition of Neo Vision, the collection of the net consulting fee, and the anticipated conversion of the convertible debentures is expected to resolve the current working capital deficiency. However, the Company intends to rapidly expand its Neo Vision operation by the expected installations of 21 and 36 video walls in the years ended September 30, 1999 and 2000, respectively at a projected cost of $250,000 for each wall. The planned expansion will require additional capital of approximately $3,000,000 to $5,000,000 by early 1999. Additionally, the Company is aggressively investigating acquisitions of adult education, travel services, or other operations that are compatible with the existing operations and that can be acquired for the Company's common stock or with debt that is retired from the cash flow from the acquired operation. No assurance can be given that the acquisitions or installation of the video walls will be completed or the private placement to obtain the required capital infusion will be successful.

On June  30,1998,  The Company  acquired  all of the  outstanding  shares of Neo
Vision, Inc. For additional information, reference is made to Item 5 Other Information of this report.

Item 3.  Defaults Upon Senior Securities

The Company currently is in default on the payment of various convertible debentures in the outstanding principal amount of $56,450. The Company currently does not have the ability to pay any of its defaulted debt and no assurance can be given that the Company will have sufficient capital to pay such debts.

Item 5.  Other Information

On June 30, 1998, the Company acquired Neo Vision, Inc. in tax-free exchange of 2,000,000 of the Company's Class A common shares for all of the outstanding shares of Neo Vision, Inc. Neo Vision, Inc. (Neo), an Arizona corporation, has been in the development stage since its inception in June, 1997. Neo has developed the technology to provide out-of-home, high impact advertising, programming and information to remote audiences using state of the art, computer, video and signal transmission technology. Neo concluded the development phase of its operation in mid June 1998 with the start of operations of the three video screens that have been installed in Las Vegas, Nevada. The acquisition also provides for an increase in the Board of Directors to nine individuals and the election of five new members to the board of directors two of whom will be outside directors nominated by Neo. Additionally the acquisition calls for the filing of a proxy statement shortly after closing for a stockholders' meeting where the following will be presented for stockholder approval:

          + Ratification and approval of the Exchange Agreement related to the Neo acquisition.
          + Authorization of new common shares and a reclassification of the currently authorized Class A and B shares for the new common shares in a 10 for 1 and 13 for 1 reclassification ratios, respectively.
          + Authorization of preferred stock with the Board of Directors being authorized to establish preferences for separate classes of the preferred stock.
          +    Approval  of a name  change to Neo Vision.  Systems,  Inc.  and a restatement of and revision to the articles of incorporation.
          +    Technical   Amendments   to   the   Company's    Certificate   of
               Incorporation.
          + Adoption of a stock option plan along with approval of the initial grants.

The acquisition provides for the issuance of additional shares of the New Common stock if the shares are authorized by the stockholders at their special meeting. Upon issuance of the additional shares the Neo shareholders will own approximately 80% of the shares of United States Aircraft Corporation.

PART II.   Other Information

Item 6.      Exhibits and Reports on Form 8-K
                A. 27 - Financial Data Schedule


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      UNITED STATES AIRCRAFT CORPORATION




Date: 5-17-98                         /s/ Albert C. Lundstrom
     ----------------                 ------------------------------------------
                                      Albert C. Lundstrom, President and Chief
                                      Executive Officer



Date: 5-17-98                         /s/ Harry V. Eastlick
     ----------------                 ------------------------------------------
                                      Harry V. Eastlick, Chief Financial Officer