Form 10-K405
period 1998-09-30
UNITED STATES AIRCRAFT CORP
filed 1999-01-15
CIK 350129

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                    FORM 10-K
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1998       Commission file number 0-9974


                      United States Aircraft Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                               95-3518487
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. employer
 incorporation or organization)                              identification no.)

           3121 East Greenway Road, Suite 201, Phoenix, Arizona 85032
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code:
                                 (602) 765-0500

           Securities registered pursuant to Section 12(b) of the Act:

                                      None
                              ---------------------
                              (Title of each Class)

          Securities registered pursuant to Section 12(g) of the Act:

                              Class A Common Stock
                              --------------------
                                (Title of class)

     Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of January 5, 1999, the aggregate market value of the Class A voting Common Stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such stock as of such date on the NASDAQ OTC Bulletin Board, was $352,160. Shares of Common Stock held by each officer and director and by each person who owned 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive and may not apply for other purposes. The registrant also has outstanding Class B voting Common Stock, although there is no public market for such stock.

     As of January 5, 1999, there were 9,927,504 shares of the registrant's Class A Common Stock outstanding and 4,962,801 shares of the registrant's Class B Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

                                TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
                                     PART I

ITEM 1.   BUSINESS..........................................................   1
ITEM 2.   PROPERTIES........................................................  26
ITEM 3.   LEGAL PROCEEDINGS.................................................  26
ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.................  26

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS...............................................  27
ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA..............................  27
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.........................................  30
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................  36
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE..........................................  36

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT....................  37
ITEM 11.  EXECUTIVE COMPENSATION............................................  38
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....  40
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................  41

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...  42

SIGNATURES..................................................................  43

Financial Statements........................................................ F-1

                                     PART I

ITEM 1. BUSINESS

                                  INTRODUCTION

     Prior to the acquisition of Neo Vision, Inc. ("Neo Vision"), United States Aircraft Corporation (the "Company") was engaged in the adult real estate education industry, the travel service industry, and the ownership of real estate. See, "BUSINESS OF UNITED STATES AIRCRAFT CORPORATION." On June 30, 1998, the Company entered into an Exchange Agreement dated as of June 30, 1998 among all of the former shareholders of Neo Vision, Inc., an Arizona corporation ("Neo Vision") and the Company pursuant to which the Company has issued 2,000,000 shares of Class A Common Stock to all of the former shareholders of Neo Vision in exchange for all of the capital stock of Neo Vision (the "Exchange") and pursuant to which Neo Vision has become a wholly owned subsidiary of the Company and additional shares of a new class of common stock will be issued to the former shareholders of Neo Vision. Consistent with the Exchange Agreement, the Company's stockholders will be asked to approve a proposal to amend and restate the Company's Certificate of Incorporation, authorizing: (i) the reclassification of the Company's Class A Common Stock and Class B Common Stock into a single new class of common stock ("New Common Stock") pursuant to the following ratios: shares of Class A Common Stock will be reclassified into shares of New Common Stock on the basis of 10 shares of Class A Common Stock into one share of New Common Stock and shares of Class B Common Stock will be reclassified into New Common Stock on the basis of 13 shares of Class B Common Stock into one share of New Common Stock; (ii) the issuance of up to 100,000,000 shares of New Common Stock; (iii) the issuance of up to 75,000,000 shares of preferred stock; (iv) the change of name of the Company from United States Aircraft Corporation to Neo Vision Systems, Inc.; and (v) make certain technical amendments set forth in the Company's First Restated Certificate of Incorporation. Neo Vision provides advertising, programming, and information to remote audiences using computer, video, and signal transmission technology, accomplished by showing mixed-media programming and advertising onto video screen walls in regional shopping malls or airports through satellite transmission from Neo Vision's production facility in Phoenix, Arizona. See, "BUSINESS OF NEO VISION, INC."

                          BUSINESS OF NEO VISION, INC.

INTRODUCTION

     Neo Vision, Inc. ("Neo Vision") provides advertising, programming, and information to remote audiences using computer, video, and signal transmission technology. This is accomplished by showing mixed-media programming and advertising onto video screen walls ("video walls") in regional shopping malls or airports through satellite transmission from Neo Vision's production facility in Phoenix, Arizona.

     Neo Vision's video walls are highly visible and can range from 6-12 feet in height to 10-30 feet in width, depending upon the particular configuration of each mall or airport site. The sound system accompanying the screen is designed to make it the center of attraction and highly audible. The audio sound system is programmed to adjust its volume according to the traffic in the mall at any given time. The visual image is greater than that of a television.

     Neo Vision was incorporated in Arizona on June 29, 1997, and until June 1998 was a development stage company. Neo Vision has a 75% interest in NV-1, LLC, an Arizona limited liability company formed in August 1997. NV-1, LLC owns and operates the first video wall using Neo Vision's technology that is located at Meadows Mall in Las Vegas, Nevada. References to Neo Vision herein include NV-1, LLC, unless the context indicates otherwise.

CONCEPT

     Neo Vision was conceived as a means to deliver cost-effective advertising to large shopping audiences. Neo Vision sells advertisements (showings) in the form of 30-second units to national, regional, and local companies. These showings are put on Neo Vision video walls twice during a 90-minute time period. During this same 90-minute period, Neo Vision integrates music, video, and public service showings. In general, Neo Vision will show each 30-second advertising spot approximately 440 times monthly, depending upon the season of the year and operating hours.

     Neo Vision seeks to persuade potential customers to use its services as an alternative or supplemental advertisement placement strategy because the cost per thousand of potential customers reached by an advertiser on a Neo Vision video wall is much less than competing advertisement placement strategies.

MARKET

     Malls with 8 to 12 million customers visited annually are Neo Vision's primary target, with a secondary emphasis on major airport terminals. Neo Vision's video walls advertising methods not only offer advertisers significant advantages over other forms of advertising, but can also help direct the impulse purchases of each mall visitor.

     Neo Vision's video walls allow advertisers to send a direct message to the potential customers who are shopping in a mall. This substantially increases the likelihood of increasing sales by providing messages that motivate the customers to seek out immediately available products and services to meet their needs and impulse buying decisions.

     Moreover, malls are seeking an atmosphere to assist them in increasing repeat visits to the mall and increasing the length of the customers' visits. One strategy malls may seek to employ is to provide exciting visual effects and entertainment. In addition, advertisers at airports seek to attract travelers arriving in a city to their products and services. Neo Vision meets these needs by offering high-impact programming combining multi-media effects, music, news, current events, and advertising in a visually charged atmosphere.

     Further, Neo Vision believes that advertisers will seek to employ Neo Vision's video walls as an alternative or supplemental placement strategy that is more cost effective than competing advertisement placement strategies. Traditional advertising is becoming more expensive and agencies are being directed to cut costs. Up to now, their focus has been on reducing management layers and cutting internal costs. Neo Vision offers a way to reduce their client's expenditures without reducing their own payroll or profitability.

MARKETING STRATEGY

     Neo Vision's marketing strategy is based on securing specific target locations to establish its video walls. The plan is designed to be implemented with strategic partners that will enhance Neo Vision's presence within the marketplace.

     Neo Vision intends to seek to sell a maximum of 50 to 60 ads per screen per month. To accomplish this in each major market, Neo Vision intends to employ an in-house sales force, but also will develop a relationship with local sellers of mall and street advertising. The size of each sales unit will depend upon the number of malls serviced in each market area and the overall size of the market. Additionally, Neo Vision intends to enter into strategic partner relationships with national advertising agencies to fill the ad spots within the 90-minute periods employed in its marketing strategy. This also will determine the number of in-house sales personnel required.

     Ads will be sold on a contractual basis with standard industry discounts offered for six and twelve month contracts. Because advertising is so time-sensitive, a small premium will be charged for ad changes, when made weekly by the advertising companies and their agencies.

     Neo Vision will advertise in trade publications and attend trade shows on a regular basis. Standard public relations, media events, and other strategies will be staged at the opening of each new market. Neo Vision will expand its markets by targeting locations with high patron traffic counts such as airports, trade shows, convention centers, and sports arenas, both national and international.

PRODUCTION AND TRANSMISSION

     Neo Vision does not design or produce advertisements shown on its video walls. Instead, production of advertisements is undertaken by advertising agencies or their agents that specialize in creating advertising for their clients. The Neo Vision system operates in the following manner:

     1. The 30-second commercials are sent to Neo Vision's Phoenix, Arizona headquarters where each beta or analog tape is converted to a world-wide standard digital video/audio format known as MPEG-2 compression technology.

     2.   These  digital  files  are   transferred   by  satellite  or  internet
          connections to the malls or other customer locations, and then are stored on a computer designed to Neo Vision's specifications.

     3. At a preprogrammed time, the computer converts the MPEG-2 format back to analog video for transmission and playback through a video projector located at the specified site onto a video wall.

     The result is an audio/visual product presented to shoppers in regional shopping malls or travelers arriving at airports.

     Neo Vision's system technology is administered internally by a Neo Vision computer specialist.

DEVELOPMENT

     Neo Vision has constructed three video walls in Las Vegas, Nevada at a total cost of $471,546 and has purchased approximately $91,477 in equipment for its main transmission facilities of its Phoenix, Arizona office. During its development phase, Neo Vision invested approximately $362,000 in the development of its video wall system, consisting primarily of consulting fees to technical personnel. All of these development costs have been included in the operating costs for Neo Vision during the year ended September 30, 1998.

LAS VEGAS VIDEO WALLS

     The first Neo Vision video wall was installed in Meadows Mall, Las Vegas, Nevada in April 1998. Two additional video walls were installed in June 1998 in the recently opened "D" concourse in the McCarran International airport in Las Vegas, Nevada.

     Neo Vision leases wall space for its video walls at McCarran Airport and Meadows Mall in Las Vegas, Nevada under operating lease agreements, expiring June 2003 and September 2002, respectively. The base rent under the McCarran lease is increased annually by the greater of 5% or 20% of the gross billings for advertising on the video walls. The Meadows Mall agreement provides for the payment of rent at a rate of 15% of the gross consideration received for advertising on the video wall. Rent expense under these lease agreements for the year ended September 30, 1998 was $60,000.

FUTURE SITES

     Subject to the availability of sufficient capital, Neo Vision plans to rapidly expand its video wall concept in malls and airports throughout the United States. Neo Vision currently is in negotiations for establishing video wall systems at two airport sites and six mall sites.

PRICING

     Each showing consists of a 30 second spot appearing approximately 440 times monthly. Neo Vision's current monthly pricing for a showing is approximately $2,950 in malls and $3,950 in airports. Neo Vision believes this pricing is substantially less than radio, television, and newspaper advertising costs on a per customer basis in the comparable markets.

TECHNOLOGY

     Neo Vision does not hold any patents on any of its technologies relating to its video wall system. Neo Vision does not believe that its technology can be patented. Thus, Neo Vision relies on proprietary know-how and confidential information and employs confidentiality agreements with its employees and contractors to protect the processes, concepts, and documentation associated with its proprietary rights. However, such methods do not afford complete protection and there can be no assurance that competitors will not independently develop technology similar to Neo Vision's video wall system.

SUPPLIERS

     Neo Vision's video walls are constructed to specification by third party contractors. The average cost of developing a new video wall is approximately $250,000, subject to variation based upon size and configuration of a video wall in a particular location. A video wall system generally consists of a screen, projector audio system, and computer controls that are all readily available from various manufacturers. The installation of a video wall system is completed by general contractors under the supervision of Neo Vision staff and is expected to be completed and operating approximately four to six weeks after site approval.

COMPETITION

     Neo Vision is not aware of any advertising systems similar to Neo Vision's current video wall system. Neo Vision's competition in airports currently consists of fixed advertising (primarily static boards) and other similar structures. There is at least one company offering an advertising service consisting of a series of three monitors attached to their booth in the center of a mall aisle. This format provides low visual impact and, because of the size of the screen, the sound and picture have limited visibility.

     However, because of the proprietary nature of Neo Vision's video wall system, competitors could seek to duplicate Neo Vision's technology. Thus, Neo Vision will seek sufficient capital for Neo Vision to deploy its video wall system in order to create brand name recognition and economies of scale.

EMPLOYEES

     At September 30, 1998, Neo Vision had six employees, two of which are managerial, two of which are technical, one of which is involved with sales, and one of which is administrative. Further, Neo Vision employs five independent contractors, three of whom provide technical services to Neo Vision, and two of whom are sales representatives in Las Vegas, Nevada.

                 BUSINESS OF UNITED STATES AIRCRAFT CORPORATION

INTRODUCTION

     Prior to the acquisition of Neo Vision, the Company was engaged in the adult real estate education industry, the travel services industry, and the ownership of real estate related to the planned development of a chain of RV Parks. The Company intends to continue in these businesses; however the RV Park operation is in the planning phase and the acquisition and development of parks will not be launched until the project is capitalized. The Company was previously active in the modification of the DC-3/C-47 aircraft and real estate property management both of which were discontinued in 1984 and 1997 respectively.

     The Company owns plans and specifications for the turbo-prop engine conversion for the DC-3/C-47 aircraft, and has investigated methods of realizing this investment. Possible methods to realize the Company's investment in the plans and specifications include a new licensing agreement, sale of the plans and specifications, acquisition or by obtaining financing and successful future development. As of September 30, 1996, the Company was unable to identify any cash flows from its investment in the plans and specifications. Accordingly, an impairment loss of $649,999, that represents the excess of the carrying amount over the present value of the identifiable net cash flow, has been included in operations for the year ended September 30, 1996.

     The Company was incorporated in Delaware on October 6, 1978 and began operations in April 1980. The principal executive offices of the Company are located at 3121 East Greenway Rd., Suite 201, Phoenix, Arizona 85032, telephone number (602) 765-0500.

ADULT EDUCATION

     GENERAL

     The Company's adult education operation is conducted by its wholly owned subsidiaries Ford Schools, Inc. and Western College, Inc.

     Ford  Schools,  Inc.  is  an  Arizona  real  estate  training  organization providing the required training to individuals seeking a real estate salesperson's or broker's license, and continuing education for licensed salespersons and brokers.

     Effective January 1, 1996, the Company acquired Western College, Inc. a real estate training organization providing the same courses of study. On January 1, 1996, the operations of Ford and Western were combined at the Western campus and operated as a single school under the name of Western College/Ford Schools.

     Effective May 1, 1998, the Company adopted the name Westford College, Inc. for its adult education operation. The school and its courses of study are approved by the Arizona Department of Real Estate.

     In 1998, the State of Arizona required the following real estate training:

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

     Currently, the required training must be completed in a classroom setting. The Arizona Department of Real Estate is currently reviewing this requirement in order to consider the establishment of policies and procedures for "out of the classroom" or "distance" learning. Under consideration are, among other methods of distance learning, computer-aided classroom settings, compact disc-based program that can be studied at home, the Internet, and satellite TV and videos. The Company intends to develop course materials to present distance learning courses when such policies and procedures are adopted by the Arizona Department of Real Estate.

     During the three years ended September 30, 1998, student enrollments and tuition revenues were as follows:

                             Average
                             Students          Revenue          Tuition
                             --------          -------          -------
     Sales Licensing
        1998                  1,249           $294,715          $235.96
        1997                  1,049           $261,099          $248.90
        1996                    937           $204,453          $218.19

     Broker Licensing
        1998                     38           $ 13,340          $351.05
        1997                     34           $ 14,840          $436.47
        1996 (1)                 41           $ 18,507          $451.39

     Renewal
        1998                 10,896           $152,977           $14.04
        1997                  9,835           $134,206           $13.64
        1996 (1)              7,252           $106,908           $14.74

----------
(1)  Represents  the  combined  operations  of Western  College,  Inc.  and Ford
     Schools, Inc. since January 1, 1996. Statistics prior to January 1, 1996 represent Ford Schools, Inc. only.

     There are approximately 50,000 licensed real estate salesperson and brokers in Arizona. The number of individuals taking the licensing examination each month varies, generally increasing as real estate activity increases and decreasing when real estate activity decreases. In the fiscal year 1998, the number taking the State of Arizona sales licensing tests that were given each month ranged from approximately 300 to 450. Even though there are significant numbers taking the licensing exam each month, the number of licensed personnel remains relatively constant as a significant number of licensees choose to let their licenses lapse.

     Western College/Ford Schools has continued its planned expansion program with the opening of a second campus in northeast Phoenix, Arizona. Currently, the two campuses, each with three class rooms, are located as follows:

              West Campus          4425 West Olive, Suite #128
                                   Glendale, Arizona

              Northeast Campus     3121 East Greenway Rd., Suite #201
                                   Phoenix, Arizona

STRATEGY

     The Company advertises its real estate programs in metropolitan Phoenix telephone directories plus through direct mail to its referral sources. In October 1996, the Company began publishing the Renewal News, a monthly magazine for real estate licensees with a circulation of approximately 15,000. The magazine includes the class schedule for both locations along with relevant articles and paid advertising revenue in the year ended September 30, 1998 was $24,679. The Company has launched a program to increase the circulation, and the advertising revenue plus expand the editorial content. Utilizing its existing base in adult real estate education, the Company intends to expand and profit from the adult career education field. Subject to the availability of any necessary financing, the Company intends to expand into other geographic markets and to expand its curriculum to include training for other professionals such as travel and insurance agents, accountants and home inspectors. The expansion is expected to include the offering of home study courses which in some cases will use computer networks, video conferencing, and interactive multimedia courses, all of which provide enhanced education and training that is not bound by time or location. The Company may seek to acquire other adult education schools, although the Company has not identified any particular acquisition candidates.

COMPETITION

     At September 30, 1998, there were approximately four proprietary schools for real estate training in the Phoenix metropolitan area that offered both license and license renewal education. The Company believes that another metropolitan Phoenix based school has the largest market share in Arizona, although the Company does not know its total market share. While small schools will continue to be formed, management believes the trend will be toward larger schools, providing high quality instruction and a variety of programs.

TRAVEL SERVICES

GENERAL

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

     FirsTravel is a full service travel agency registered with the Airline Reporting Corporation. It serves the retail market from its office at 4700 North Central Avenue, Phoenix Arizona and serves its approximately 175 independent contractor Home Based Travel Agents located throughout the country by processing the tickets and reservations for such agents.

     Sales for the travel agency segment for the year ended September 30, 1998 and the three months from acquisition through September 30, 1997 were as follows:

                                       1998              1997
                                       ----              ----

         Airline tickets             $682,955          $339,217
         Hotels                       117,116            81,861
         Automobiles                   31,934            26,255
         Cruises                      247,822           116,508
         Tours                        189,905           161,362
         Other                         11,957            51,341
                                   ----------          --------
             Total Sales           $1,281,689          $776,544
                                   ==========          ========

STRATEGY

     In October 1997, the major airlines changed their commission rate to travel agencies from 10% to 8%. Accordingly, in January 1998 FirsTravel adopted the policy of generally charging its customers a $10 service fee for each airline ticket generated. Further, the Company intends to continue its policy to promote leisure travel, such as tours and cruises, where the commissions generally range from 10% to 13%. Management believes that the travel services operation can be expanded through the acquisition of other travel service companies and that FirsTravel can be expanded through the recruitment of new Home Based Travel Agents. Additionally, the Company is in the process of implementing a travel education program for individuals desiring to enter the travel services industry and continuing education for active travel agents. The education program will be presented by the Company's adult education division.

COMPETITION

     The Company's travel services business competes with large national travel agencies, including American Express and Thomas Cook, as well as with many smaller local travel agencies.

REAL ESTATE PROPERTY MANAGEMENT

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

EMPLOYEES

     Immediately prior to the Exchange, the Company had 15 employees. Further, the Company had approximately 175 independent contractor home based travel agents and fifteen to twenty independent contractor instructors for the real estate training school.

                                  THE EXCHANGE

BACKGROUND OF AND REASONS FOR THE EXCHANGE

     During the past three years, the Company was considering a number of alternatives to grow its business. The Company determined that the acquisition of compatible businesses would offer stockholders an opportunity to own a business which would have expanding growth opportunities. The Company during this period explored a number of business opportunities for growing its business, and concluded that expansion into the travel industry was compatible with the Company's adult real estate educational activities. Thus, the Company acquired two travel agencies during 1997. The Company continued to seek other alternatives for expansion and entered into a number of discussions with owners of other potential businesses, none of which the Company determined would benefit the Company's stockholders.

     On April 9, 1998, the Company had its first substantive meeting with Neo Vision. This meeting was initiated by the Company. At this meeting, Mr. Eastlick, then the Chief Executive Officer of the Company, and Mr. Al Lundstrom, then the Chief Executive Officer of Neo Vision, met to discuss a possible transaction. They discussed possible terms of a combination as well as the structure of the proposed combined entity and the advantages of such a combination. Meetings continued through April 1998. At these meeting information was exchanged about both companies and a tentative agreement was developed. Management of the Company determined that Neo Vision was in a high growth area and that the experience of the Company in the service business was compatible with Neo Vision's video wall advertising business, which involved a significant service component. In addition, Neo Vision did not have the in-house financial management which the Company was able to offer, and the Company believed that the management of the two companies would provide a good overlap of expertise and experience. On May 1, 1998, a tentative agreement was presented to the Company's Board of Directors, who approved the concept and authorized Mr. Eastlick to continue negotiations with Neo Vision. The parties' valuation of Neo Vision was based largely on the growth potential of Neo Vision and the cost savings and growth potential of a combined entity. After numerous additional negotiating sessions and the completion of due diligence, the Exchange Agreement was approved and closed on June 30, 1998.

     The Company determined to enter into the Exchange Agreement and issue 2,000,000 shares of Class A Common Stock, with an additional 4,577,000 shares of New Common Stock upon approval of the stockholders of the Company. The Company and Neo Vision believed that the immediate acquisition of Neo Vision pursuant to the Exchange Agreement would allow the former management of Neo Vision and the management of the Company to begin working together immediately to accomplish the Company's business objectives.

     In accordance with the Exchange Agreement, Anthony Christopher, the former principal shareholder of Neo Vision, was elected a director and executive officer of the Company. Mr. Christopher subsequently resigned his position as both a director and as an employee on November 9, 1998. Mr. Christopher, the Company, and Neo Vision entered into a separation agreement on December 17, 1998. The separation agreement provides that the Company will pay Mr. Christopher $41,250 in accrued compensation. Payments will be $2000 per month commencing February 1, 1999, and increase to $5000 per month commencing May 1, 1999, continuing at that rate until the entire $41,250 has been paid. If the Company fails to pay this accrued compensation within the specified timeframe, the agreement provides that Mr. Christopher is entitled to treble damages. However, if the stockholders do not approve the reclassification, then Mr. Christopher is not entitled to any payment of accrued compensation from the Company. Under the agreement, Mr. Christopher waived his rights to receive 600,000 of New Common Stock to which he was entitled under the Exchange Agreement. Of these shares, 400,000 are to be issued to the debenture holders of Neo Vision on a pro rata basis and 200,000 are to be issued to a financial consultant to Neo Vision for past services rendered to Neo Vision. Further, Mr. Christopher may not compete with Neo Vision in the video wall business until December 17, 1999. If Neo Vision has twelve video walls in operation by December 17, 1999, then Mr. Christopher cannot compete for another one year period. The separation agreement provides that Mr. Christopher will consult with the Company and Neo Vision on an informal basis at his discretion. In addition, the agreement provides that Mr. Christopher will vote in favor of the amendment and restatement of the Company's certificate of incorporation. Finally, each party to the separation agreement released each other party from all past or present claims and obligations.

     The Company believes that the period between initial issuance of shares under the Exchange Agreement and the submission of the proposals pursuant to this Proxy Statement to stockholders of the Company has confirmed management's belief that the transactions pursuant to the Exchange Agreement will be to the benefit of the stockholders of the Company.

     The Company's Board believes the Exchange Agreement and the exchange of shares thereunder (the "Exchange") are fair to and in the best interests of the Company's stockholders for, without limitation, the following reasons: (i) the Company's current operations have limited growth potential, operating in small growth rate industries; (ii) Neo Vision's video wall advertising service has significant growth potential, operating in an expanding industry where start-up companies can potentially achieve market penetration; (iii) the video wall advertising line of business offers the Company an opportunity for long-term growth; (iv) the Company's resources and Neo Vision's video wall advertising service offer the Company the potential for increased revenues from operations, greater access to financial resources, and the opportunity for improved liquidity for the Company's stockholders.

     The Company also considered certain potentially negative factors, including: (a) the possibility of an initial increase in losses; (b) the loss of control by the Company's stockholders; (c) and Neo Vision's limited operating history, which exposes the Company to risks associated with start-up companies.

     The Company determined not to obtain an independent fairness opinion as to the financial terms of the Exchange Agreement because the Company believes that the cost of obtaining such an opinion was prohibitive in light of the Company's financial situation. In addition, the valuation of the Company and Neo Vision was negotiated by the respective managements of the two companies in an arms-length transaction.

EXCHANGE RATIO

     Pursuant to the Exchange Agreement, 2,000,000 shares of the Company's Class A Common Stock (equivalent to 200,000 shares of New Common Stock) were issued in exchange for 6,250,000 shares of Neo Vision Common Stock. Additionally, the Exchange Agreement provides that an additional 4,577,560 shares New Common Stock will be issued to former Neo Vision shareholders upon stockholder approval of the reclassification of the Company's Class A Common Stock and Class B Common Stock. These shares will be apportioned among these former shareholders in proportion to their ownership interest in Neo Vision prior to its acquisition by the Company, except that Anthony Christopher, the former principal shareholder of Neo Vision, has agreed to waive receipt of 600,000 of such shares. If the proposal to reclassify the Company's Class A Common Stock and Class B Common Stock is adopted, the Class A Common Stock will be reclassified into New Common Stock on the basis of 10 shares of Class A Common Stock into one share of New Common Stock and the Class B Common Stock will be reclassified on the basis of 13 shares of the Class B Common Stock into one share of New Common Stock. Each holder of shares of the Company's Class A Common Stock or Class B Common Stock exchanged pursuant to the reclassification who would have otherwise been entitled to receive a fraction of a share of the Company's New Common Stock (after taking into account all certificates delivered by such holder) will receive, in lieu thereof cash (without interest) in an amount equal to such fractional portion of the closing price per share at the Effective Time.

EFFECTIVE TIME; EXCHANGE OF CERTIFICATES FOR CERTIFICATES REPRESENTING THE COMPANY'S NEW COMMON STOCK

     The Exchange Agreement was approved by the Company's Board of Directors, executed, and became effective on June 30, 1998. As soon as reasonably practicable after the stockholders' approval of the amendment and restatement of the Company's Certificate of Incorporation and the filing of the amended and restated Certificate of Incorporation reflecting the reclassification of the Company's Class A Common Stock and Class B Common Stock into shares of the Company's New Common Stock (the "Effective Time"), the Company will mail to each holder a record of the Company's Class A Common Stock and Class B Common Stock as of the date of the reclassification, a letter of transmittal and instructions for surrendering certificates formerly representing the Company's Class A Common Stock and Class B Common Stock in exchange for a certificate or certificates representing the number of shares of the Company's New Common Stock into which such shares were reclassified.

FAILURE OF STOCKHOLDERS TO APPROVE THE PROPOSALS

     If the stockholders do not approve the amendment and restatement of the Company's Certificate of Incorporation resulting in the reclassification of the Company's Class A Common Stock and Class B Common Stock into New Common Stock, then each of the former shareholders of Neo Vision will have the right to rescind the Exchange Agreement. The Company believes that in view of the fact that more than 90% of the shares of New Common Stock which would be issued to the former shareholders of Neo Vision depend on such approval, and in view of the fact that there will be no other consideration in lieu thereof if there is no such stockholder approval, then in the event of the failure of the stockholders to approve the amendment and restatement of the Company's Certificate of Incorporation, each of the shareholders likely would rescind the Exchange Agreement. In such event, the acquisition of the shares of Neo Vision acquired by the Company with respect to each such shareholder would be rescinded. Depending on the number of shareholders who rescinded the Exchange Agreement, it is possible that the Company would become a minority shareholder of Neo Vision. The Company would, however, be required to bear the costs and expenses of its transactions with Neo Vision, including the cost of this Proxy Statement, even if every shareholder of Neo Vision rescinded the Exchange Agreement.

     If the Company's stockholders do not ratify and approve the Exchange Agreement, then the Company's board of directors reserves the right to reconsider any one or more of the terms of the Exchange Agreement, apart from the financial terms of the Exchange. However, the failure of the stockholders to ratify and approve the Exchange Agreement will not result in the rescission of the Exchange Agreement.

                             SPECIAL CONSIDERATIONS

     INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WHICH STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "BELIEVE," "EXPECT," "ANTICIPATE," "ESTIMATE," "PROJECT" OR "CONTINUE" OR THE NEGATIVE THEREOF OR OTHER COMPARABLE TERMINOLOGY. THE FOLLOWING MATTERS AND CERTAIN OTHER FACTORS NOTED THROUGHOUT THIS ANNUAL REPORT AND EXHIBITS HERETO AND THERETO CONSTITUTE CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS WITH RESPECT TO ANY SUCH FORWARD-LOOKING STATEMENTS, INCLUDING CERTAIN RISKS AND UNCERTAINTIES, THAT COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PREDICTED IN ANY SUCH FORWARD-LOOKING STATEMENTS.

     The following factors, in addition to those discussed elsewhere in this Annual Report, should be carefully considered in evaluating the Company and its business.

                       RISKS ASSOCIATED WITH THE EXCHANGE

LACK OF FAIRNESS OPINION

     The Company has not obtained an opinion or any independent financial advice that the consideration received by the Company's stockholders in connection with the Exchange Agreement and the reclassification of the Company's Class A Common Stock and Class B Common Stock into New Common Stock is fair to the Company's stockholders from a financial point of view. In particular, the Company did not obtain any independent evaluation of the terms of the Exchange Agreement, including the exchange ratio of shares of Neo Vision Common Stock for shares of the Company's Class A Common Stock and New Common Stock contained therein. The Company also did not obtain any independent evaluation in determining whether the 10/13 exchange ratio between the Class A Common Stock and Class B Common Stock was fair from a financial point of view. Therefore, each stockholder must make his or her own determination as to the fairness of the Exchange Agreement and the reclassification of the Company's Class A Common Stock and Class B Common Stock without any expert advice. Stockholders should consider consulting their own financial advisors prior to voting on the ratification and approval of the Exchange Agreement and the amendment and restatement of the Company's Certificate of Incorporation. There can be no assurance that the terms of the Exchange Agreement or the reclassification of the Class A Common Stock and Class B Common Stock into New Common Stock are fair to stockholders from a financial point of view.

CONFLICTS OF INTEREST

     The approval by the Board of Directors of the Exchange Agreement, the reclassification of the Company's Class A Common Stock and Class B Common Stock, and the adoption of the 1998 Stock Option Plan are subject to substantial conflicts of interest. Messrs. Albert Lundstrom and Jack Eberenz, both former shareholders of Neo Vision or their affiliates, will receive 1,405,311 additional shares of New Common Stock upon the ratification and approval of the Exchange Agreement and the approval of the reclassification of the Company's Class A Common Stock and Class B Common Stock. Further, such former shareholders of Neo Vision, as well as Harry Eastlick, the former President and Chief Executive Officer of the Company, and now its Chief Financial Officer, were granted options to acquire a total of 825,000 shares of New Common Stock at an exercise price of $1.00 per share. Mr. Anthony Christopher, the former principal shareholder of Neo Vision, will receive 2,676,450 shares of New Common Stock upon the approval of the reclassification. Moreover, Messrs. Lundstrom, Eastlick, and Eberenz have entered into employment agreements through December 31, 2003, providing for annual salaries of $150,000, $120,000 and $60,000, respectively. In addition, the three non-officer directors of the Company, Messrs. Cline, Manning, and Thomas, each received options to acquire 5,000 shares of New Common Stock at $1.00 per share. Thus, in determining whether to approve the Exchange Agreement, all of such current directors and officers were subject to substantial conflicts of interest. There can be no assurance that such conflicts of interest did not have a material adverse effect on the terms of the Exchange Agreement or the Exchange thereunder.

DEPENDENCE UPON MANAGEMENT

     Prior to the Exchange Agreement, the Company's Board of Directors consisted of Harry Eastlick, Donald Cline, Whipple Manning, and John Thomas. In accordance with the Exchange Agreement, the Company's Board of Directors elected Anthony Christopher, Albert Lundstrom, and Jack Eberenz as directors and executive officers of the Company. In addition, the Company entered into employment agreements with Messrs. Christopher, Lundstrom, Eberenz, and Eastlick. Mr. Christopher, the former principal shareholder of Neo Vision, subsequently resigned as both an employee and as a director. He has entered into a separation agreement with the Company and Neo Vision. However, Mr. Christopher will no longer be available to assist the Company, except at his discretion. In addition, there will likely be a period of adjustment for both the officers and employees of the Company as new management of the Company is instituted. Further, the education, training, and experience of each officer engaged in the management and operation of each line of business for the Company is critical to the success of the Company. Thus, the loss of any of the current officers at the Company could result in a significant decrease in the Company's prospects for success. In addition, there is no assurance that this new management group will be able to achieve profitability for the Company.

RESIGNATION OF ANTHONY CHRISTOPHER

     In accordance with the Exchange Agreement, Anthony Christopher, the former principal shareholder of Neo Vision, was elected a director and executive officer of the Company. Mr. Christopher subsequently resigned his position as both a director and as an employee on November 9, 1998. Mr. Christopher, the Company, and Neo Vision entered into a separation agreement on December 17, 1998. The separation agreement provides that the Company will pay Mr. Christopher $41,250 in accrued compensation. Payments will be $2000 per month commencing February 1, 1999, and increase to $5000 per month commencing May 1, 1999, continuing at that rate until the entire $41,250 has been paid. If the Company fails to pay this accrued compensation within the specified timeframe, the agreement provides that Mr. Christopher is entitled to treble damages. However, if the stockholders do not approve the reclassification, then Mr. Christopher is not entitled to any payment of accrued compensation from the Company. Under the agreement, Mr. Christopher waived his rights to receive 600,000 of New Common Stock to which he was entitled under the Exchange Agreement. Of these shares, 400,000 are to be issued to the Debenture holders on a pro rata basis and 200,000 are to be issued to a financial consultant to Neo Vision for past services rendered to Neo Vision. Further, Mr. Christopher may not compete with Neo Vision in the video wall business until December 17, 1999. If Neo Vision has twelve video walls in operation by December 17, 1999, then Mr. Christopher cannot compete for another one year period. The separation agreement provides that Mr. Christopher will consult with the Company and Neo Vision on an informal basis at his discretion. In addition, the agreement provides that Mr. Christopher will vote in favor of the amendment and restatement of the Company's certificate of incorporation. Finally, each party to the separation agreement released each other party from all past or present claims and obligations.

CONTINUING LOSSES; NEED FOR ADDITIONAL FUNDING

     Company's business activities prior to the acquisition of Neo Vision have suffered continuing losses and Neo Vision has incurred losses since inception. See "RISK FACTORS - "Risks Associated with Neo Vision" and "Risks Associated with of the Company." As a result, the Company had outstanding indebtedness of approximately $519,000 at September 30, 1998, and Neo Vision had outstanding indebtedness of approximately $1,268,000 at such date. Although the Company will not assume the Neo Vision indebtedness, that indebtedness will not be repaid as a result of the merger and will remain the obligation of Neo Vision after the merger. The Company expects that $800,000 of Neo Vision indebtedness will be converted into New Common Stock upon the approval of the Exchange Agreement and registration of such shares under the Securities Act of 1933, as amended. Currently, neither the Company nor Neo Vision has the ability to repay such debt. Further, the Company may experience increased losses as a result of the anticipated expansion of Neo Vision's business. The Company will require substantial additional funding to cover these losses and expand its business. This funding may include debt and equity financing, all of which may be highly dilutive to the stockholders of the Company. No assurance can be given as to the ability of the Company to obtain needed financing or the terms of such financing. The inability of the Company to obtain necessary financing could result in the inability of the Company to expand its business or even continue its operations. See "CONSOLIDATED FINANCIAL STATEMENTS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

CONTROL BY EXISTING STOCKHOLDERS

     As of the date hereof, the former shareholders of Neo Vision own 2,000,000 shares of Class A Common Stock (equivalent to 200,000 shares of New Common Stock) representing approximately 20% of the outstanding shares of the Class A Common Stock. Subsequent to the reclassification of the Company's Class A Common Stock and Class B Common Stock and the issuance of the 3,977,560 additional shares of New Common Stock pursuant to the Exchange Agreement (as adjusted to reflect Anthony Christopher's waiver of rights to receive 600,000 shares), the former shareholders of Neo Vision will own approximately 70% of the Company's outstanding New Common Stock. As a result, former shareholders of Neo Vision will be able to effectively control matters requiring approval by stockholders of the Company, including the election of the Company's Board of Directors.

RISKS ASSOCIATED WITH ISSUANCE OF PREFERRED STOCK

     Approval of the amendment and restatement of the Company's Certificate of Incorporation will enable the Company to issue up to 75,000,000 shares of preferred stock. While providing flexibility in connection with possible financings, acquisitions, and other corporate purposes, the issuance of Preferred Stock, among other things, could adversely affect the relative voting power of the holders of common stock, could have a dilutive effect on earnings per share, and under certain circumstances, be used as a means of discouraging, delaying, or preventing a change in control of the Company. There are no outstanding shares of Preferred Stock at the present time, or any commitments, options or other rights presently outstanding for the issuance of Preferred Stock. The Company has no present plan to issue shares of its Preferred Stock, although the Company's need for additional financing increases the likelihood the Company may find it necessary or desirable to issue Preferred Stock.

RIGHTS TO ACQUIRE SHARES

     A total of 967,500 shares of New Common Stock have been reserved for issuance upon exercise of options previously granted under the Company's 1998 Stock Option Plan (the "1998 Plan"), at an exercise price of $1.00 per share, a total of 160,150 shares of New Common Stock have been reserved for issuance upon exercise of warrants previously granted by Neo Vision at a weighted average exercise price of $3.00 per share, and, based on the outstanding principal and accrued interest of Neo Vision debentures (the "Debentures") at December 31, 1998, 1,156,818 shares have been reserved for issuance pursuant to such Debentures. In addition, Anthony Christopher agreed to waive receipt of 600,000 shares of New Common Stock, 400,000 of which are to be made available to the Debenture holders and convertible into New Common Stock. During the terms of such options, warrants, and Debentures, the holders thereof will have an opportunity to profit from an increase in the market price of Common Stock with resulting dilution in the interests of holders of Common Stock. The existence of such stock options and warrants may adversely affect the terms on which the Company can obtain additional financing, and the holders of such options and warrants can be expected to exercise such options at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of its Common Stock on terms more favorable to the Company than those provided by the exercise of such options and warrants.

SHARES ELIGIBLE FOR FUTURE SALE

     Sales of substantial amounts of Common Stock of the Company in the public market following the Exchange and reclassification of the Company's Class A Common Stock and Class B Common Stock into New Common Stock could adversely affect prevailing market prices. Of the 7,220,608 shares of New Common Stock to be outstanding after the Exchange and reclassification of the Company's Class A Common Stock and Class B Common Stock, assuming the maximum issuance of shares under the Exchange Agreement and the conversion of all New Vision debentures, approximately 2,176,000 shares will be eligible for resale in the public market without restriction. Upon completion of the Exchange and reclassification of the Company's Class A Common Stock and Class B Common Stock, approximately 5,045,000 shares will be eligible for resale in the public market after a one year period subject to compliance with Rule 144 under the Securities Act. Further, the

Company will have outstanding options and warrants convertible into up to 1,127,650 shares of New Common Stock. These outstanding options and warrants will be immediately exercisable.

CHANGE IN CONTROL PROVISIONS

     The Company's proposed First Restated Certificate of Incorporation (the "Restated Certificate") and the Delaware General Corporation Law (the "General Corporation Law") contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of the Company, even when these attempts may be in the best interests of stockholders. The Restated Certificate also authorizes the Board of Directors, without stockholder approval, to issue one or more series of preferred stock which could have voting and conversion rights that adversely affect the relative voting power of the holders of Common Stock. The General Corporation Law also imposes conditions on certain business combination transactions with "interested stockholders" (as defined therein).

ABSENCE OF LIQUID PUBLIC MARKET

     The Company's Class B Common Stock is not publicly traded. The Company's Class A Common Stock is traded on the NASDAQ OTC Bulletin Board on an extremely limited basis. As a result of the Company having two classes of Common Stock and the extremely limited trading market for the Company's Class A Common stock, trading in the Class A Common Stock has been subject to substantial fluctuations. Moreover, in view of such a limited market it may be extremely difficult for any owner of the Class A Common Stock to sell shares without having an adverse effect on the market price of the Common Stock. The reclassification of both Class A Common Stock and Class B Common Stock into a single new class of Common Stock may decrease the liquidity of any stockholder's investment, especially since the reclassification will reduce the number of freely tradable shares of Class A Common Stock to one-tenth of their former number. Further, the Company's New Common Stock will not be traded on the NASDAQ SmallCap market, and it is unlikely that such stock would be so traded in the foreseeable future. The Company's New Common Stock also may constitute a "penny stock" under the rules and regulations of the Securities and Exchange Commission, and such designation may have an adverse effect on the market in the Company's New Common Stock.

LACK OF DIVIDENDS

     The Company intends to employ all available funds for the development of its business and, accordingly, does not intend to declare or pay cash dividends in the foreseeable future.

                        RISKS ASSOCIATED WITH NEO VISION

NEW BUSINESS CONCEPT; LIMITED OPERATING HISTORY; CONTINUING LOSSES; GOING-CONCERN CONSIDERATIONS

     The Company intends to make the Neo Vision video wall advertising line of business its primary focus in the immediate future. Neo Vision was incorporated in June 1997 and completed its development stage in June 1998. Neo Vision has a limited operating history with respect to the distribution and marketing of its video wall advertising business. Thus, Neo Vision will be subject to all of the risks inherent with a start-up business. In particular, Neo Vision has had negative cash flow and operating losses since inception. Neo Vision reported a net loss of approximately $(675,865) for the year ended September 30, 1998. Neo Vision will require capital provided by securities offerings, and in all likelihood, significant additional capital to fully implement its business plan and expand its operations. There can be no assurance that Neo Vision will be able to achieve, or maintain, profitable operations or positive cash flow at any time in the future. In addition, the report by Neo Vision's independent certified public accountants on Neo Vision's financial statements for the fiscal year ended September 30, 1998 states that Neo Vision's significant operating losses raise substantial doubt about Neo Vision's ability to continue as a going concern. See "CONSOLIDATED FINANCIAL STATEMENTS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

NEED FOR ADDITIONAL CAPITAL; RISK OF SUBSTANTIAL DILUTION

     The Company anticipates that Neo Vision will require substantial additional funding to adequately meet management's growth objectives and fully implement its business plan. Further, in the event that Neo Vision is unable to obtain sufficient financing, there is no assurance that Neo Vision will be able to successfully penetrate the video wall advertising marketplace, and achieve widespread acceptance. The Company may seek additional debt or equity financing through banks, other financial institutions, companies, or individuals. Management has engaged financial consultants to assist in obtaining $3,000,000 to $5,000,000 in additional capital and Neo Vision has received a letter of intent for a $250,000 sale and leaseback of the installed equipment at one of its locations. No assurance can be given that the Company will be able to obtain any such additional equity or debt financing on satisfactory terms or at all. No assurance can be given that any such financing, if obtained, will be adequate to meet Neo Vision's needs for the foreseeable future. If the Company is not able to successfully obtain sufficient capital, through securities offerings and from additional sources, Neo Vision's ability to continue as a viable line of business for the Company will be substantially impaired.

EXISTING DEBT OBLIGATIONS

     As of September 30, 1998, Neo Vision had approximately $800,000 in outstanding convertible debt obligations with interest at rates of 10% and 12% per annum with total interest accrued at December 31, 1998 of $61,230. The debentures and accrued interest are convertible into approximately 999,990 shares of New Common Stock at December 31, 1998 which includes 400,000 shares of New Common Stock which have been waived by Anthony Christopher for issuance to such Debenture holders. There is no assurance that Neo Vision will have sufficient funds to satisfy or extend the debt obligations. No assurance can be given that the Company or Neo Vision can achieve, or maintain, profitability. If it cannot, Neo Vision will be unable to pay its debt obligations.

UNCERTAINTY OF WIDESPREAD MARKET ACCEPTANCE OF PRODUCTS; LIMITED MARKETING EXPERIENCE

     Neo Vision has just started marketing its video wall advertising service. Neo Vision has entered into two agreements, both in Las Vegas, Nevada, to provide its video wall advertising service. Neo Vision is negotiating other agreements to offer its service to various malls and airports throughout the country. However, there can be no assurance that additional agreements will be executed in the near future or that existing agreements will be profitable. As is typical with new services, demand and market acceptance for Neo Vision's services are subject to a high level of uncertainty. The profitability will be highly dependent on its ability to persuade its potential customers to implement the use of its video wall technology rather than more traditional methods of advertising. Achieving widespread market acceptance for the video wall advertising service will require substantial marketing efforts and the expenditure of sufficient funds to create brand recognition, customer demand, and to cause potential customers to consider the potential benefits of Neo Vision's service as against more traditional advertising methods to which they have long been accustomed. Moreover, Neo Vision's ability to achieve widespread market acceptance will depend in part on Neo Vision's ability to locate, hire, and retain sufficient qualified marketing personnel and to fund marketing efforts. There can be no assurance that the video wall advertising service will achieve widespread market acceptance or that Neo Vision's marketing efforts will result in profitable operations.

CERTAIN FACTORS AFFECTING OPERATING RESULTS

     Neo Vision's operating results will be affected by a wide variety of factors that could adversely affect its total revenue and profitability. These factors, many of which are beyond the control of the Company and Neo Vision, include creating and continuing interest in video wall advertising; Neo Vision's success in obtaining and maintaining customer satisfaction with video wall advertising; the level and timing of the demand for Neo Vision's services and Neo Vision's ability to expand its personnel, equipment, and administrative support functions; changes in the mix of services it provides; technological changes; and competition and competitive pressures on prices. Neo Vision's revenue and results of operations also may be subject to fluctuations based upon general economic conditions. If there were to be a general economic downturn or a recession, there would be a material adverse effect on Neo Vision's business, operating results, and financial condition.

LACK OF DIVERSIFICATION; RISKS OF INVESTING IN LIMITED PRODUCTS

     The success of Neo Vision's business, and thus of the Company, will depend almost entirely on the market acceptance of the video wall method of advertising. The plan of operation, therefore, subjects Neo Vision to the economic fluctuations within the advertising industry and increases the risk associated with its operations. This primary dependence on one type of service (a situation the Company expects will continue for the foreseeable future) renders Neo Vision more vulnerable than companies with a more diversified offering of services. Significant delays in development could greatly affect Neo

Vision's competitiveness. There can be no assurance that Neo Vision's video wall method of advertising will not become obsolete earlier than anticipated. There also can be no assurance that the Company will be able to devote sufficient resources to the research and development effort required to enable Neo Vision to meet future technological changes. An investment in any aspect of the technological industry is speculative and historically has involved a high degree of risk.

RISK OF LONG TERM ACCEPTANCE OF VIDEO WALL ADVERTISING

     Because Neo Vision's video wall advertising method is new, it is difficult to estimate the acceptance by potential advertising service users and in turn, rates of rejection or dissatisfaction with the video wall method of advertising. The failure of Neo Vision to achieve long-term acceptance of the video wall method of advertising would have a material adverse effect upon Neo Vision, and thus the Company's business.

MANAGEMENT OF GROWTH

     The Company plans to expand Neo Vision's business significantly over the next 12 months. The expansion of Neo Vision's business will require it to enhance its operational, financial, and information systems; to motivate and manage its existing personnel and to attract and retain additional managerial, technical, and marketing personnel; to enhance its technical equipment; and to expand the development and marketing of video wall method of advertising. The failure of Neo Vision to expand its systems, personnel, equipment, and administrative resources on an effective basis could have a material adverse effect on Neo Vision's business, and thus the Company's business, operating results, and financial condition.

NEED FOR ADDITIONAL DEVELOPMENT OF CERTAIN PRODUCTS

     The Company anticipates that Neo Vision's future research and development activities combined with experience gained from future users of its video wall advertising service could result in the need for further refinement and development. The Company also expects Neo Vision to modify its services for particular locations. There can be no assurance that unforeseen circumstances will not require expensive additional development of Neo Vision's video wall advertising service. In addition, the Company may in the future need to make improvements of its video wall advertising service in order for it to remain competitive. The costs for any such improvements may be substantial.

COMPETITION

     Neo Vision's business is primarily proprietary in nature. Neo Vision does not have patent protection for any of its proprietary technology and does not believe that such protection is available. Thus, potential competitors could implement advertising services similar to Neo Vision's video walls. Therefore, no assurance can be given that Neo Vision's method of video wall advertising will be able to successfully compete with these potential competitors. Further, Neo Vision will be competing against advertising companies who utilize more traditional methods of advertising and have established relationships with potential Neo Vision clients. In addition, Anthony Christopher, the former principal shareholder of Neo Vision, may compete against the Company after one year, or two years if Neo Vision has a specified number of video walls operating at the end of the first year.

YEAR 2000 COMPLIANCE

     Neo Vision has assessed its Year 2000 issues and its readiness for this potential problem. Neo Vision has examined its information technology systems and believes that, given that its operations do not depend on information technology as such, the Year 2000 should have no effect on its information technology systems.

     Further, Neo Vision has assessed its non-information technology systems and believes that Neo Vision is Year 2000 compliant because it is operated using personal, as opposed to mainframe, computer technology. These personal computers were purchased in the last three years and run on a standard operating system. In addition, all software run by Neo Vision is standard, off-the-shelf software purchased in the last three years. Thus, due to the dates of purchase of its systems, Neo Vision believes that all of its systems are Year 2000 compliant. Beginning in January 1999, Neo Vision plans to obtain assurances from the manufacturers of its personal computers that such computers are indeed Year 2000 compliant. This will complete Neo Vision's internal examination of Year 2000 issues.

     In establishing a Year 2000 remediation program, Neo Vision intends to soon enter its next phase by implementing an examination procedure for its third-party suppliers and vendors. As a component of this program, beginning in January 1999 Neo Vision intends to send written requests for assurances that these third parties are addressing their own Year 2000 issues. Most significantly, Neo Vision intends to address the Year 2000 readiness state of the providers of its satellite delivery system by requesting a written Year 2000 compliance program which these providers are implementing.

     The cost of Neo Vision's Year 2000 compliance program has not had, and is not expected to have, a material impact on its results of operations, financial condition, or liquidity. Neo Vision has not been required to prematurely replace equipment due to Year 2000 issues, nor has it needed to hire Year 2000 solution providers. Further, Neo Vision does not anticipate the necessity of such expenses in the future. Finally, Neo Vision anticipates that the cost of ensuring compliance of third parties will be minimal.

     Neo Vision anticipates, in its reasonably likely worst case Year 2000 scenario, that the failure of its clients and suppliers to adequately address their own Year 2000 issues could impact such parties' ability to provide the materials used in constructing new video walls or to make payments for Neo Vision's services. In addition, the failure of the providers of the satellite delivery system to address Year 2000 issues could negatively impact Neo Vision's ability to transmit signals onto its video walls, which could interrupt the images displayed on these walls. This could adversely affect Neo Vision's business, financial condition, cash flows, and results of operations.

     Neo Vision's greatest Year 2000 concern is the transmission of signals onto its video walls. Neo Vision is in the process of completing its contingency plans for such an event. In the event of an interruption of the satellite delivery system, Neo Vision anticipates being able to reroute the signals for delivery over conventional landlines at little additional cost. Neo Vision feels that the cost to engage stand-by providers for signal delivery outweighs the potential benefit of such contracts at this time. If Neo Vision is not satisfied with the steps taken by the satellite provider to prepare for the Year 2000, Neo Vision will contract for additional providers at that time. Neo Vision anticipates receiving this information and making this determination by July 1999. This analysis, and any action taken as a result of this analysis, will complete Neo Vision's contingency plans. Even if action is necessary, Neo Vision anticipates that its contingency plans will be completed by August 1999.

                        RISKS ASSOCIATED WITH THE COMPANY

LACK OF PROFITABLE OPERATIONS

     The Company's real estate school, travel agency, and real estate lines of business experienced a net loss of $(189,484) and a net loss of $(49,922) for the fiscal years ended September 30, 1998 and 1997, respectively. No assurance can be given that the Company will be able to attain or maintain a profitable level of operations for these lines of business in the future, or that it will not continue to incur operating losses. Management expects the addition of Neo Vision ultimately will improve its operating results; however, since Neo Vision has just completed its development stage, no assurance can be given that it will contribute to the profitability of the Company or that the Company's non-Neo Vision lines of business will not cause additional losses.

GOING-CONCERN CONSIDERATIONS

     At September 30, 1998, the Company was in default on certain convertible debentures, and had a working capital deficiency of $414,921. Management is taking actions to alleviate these conditions, including seeking additional financing, which the Company's management believes will provide the opportunity for the Company to continue as a going concern. However, no assurance can be given that the Company will be successful in obtaining necessary financing or that the Company will continue as an operating entity without additional financing. In addition, the report by the Company's independent certified public accountants on the Company's financial statements for the fiscal year ended September 30, 1998 states that the Company's significant operating losses raise substantial doubt about the Company's ability to continue as a going concern. See "CONSOLIDATED FINANCIAL STATEMENTS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

CURRENT DEFAULTS ON EXISTING OBLIGATIONS

     The Company currently is in default on the payment of various convertible debentures in the outstanding principal amount of $56,450 that matured in December 1996 plus related accrued interest payable at September 30, 1998 of approximately $33,600. The Company has had no contact from the debenture holders, who if they elected not to convert the debentures into common shares pursuant to the debentures, could bring legal action against the Company. The debentures and accrued interest would be converted into approximately 120,067 Class A Shares (12,007 New Common Shares) if the debenture holders elected to convert. The Company currently does not have the ability to pay any of the defaulted debentures and no assurance can be given that the Company will have sufficient capital to pay such debts.

DEPENDENCY ON ECONOMIC CONDITIONS ON THE ADULT EDUCATION AND TRAVEL SERVICE BUSINESS

     The Company's real estate school and travel agency line of business is largely dependent on economic growth in its market area. At present, adult education serves the real estate industry, which is experiencing significant growth. Real estate education generally declines when real estate activity declines. Travel services also generally follow general economic trends. If the current economic activity slows, the depressed economy could slow and possibly frustrate the Company's operations.

COMPETITION

     The markets in which the Company sells its real estate school and travel agency services are highly competitive. In the travel services industry, the Company faces competition from larger and better capitalized companies, such as American Express and Thomas Cook, which are better able to withstand operating losses and the effects of a cyclical market. In the real estate school industry, the Company competes with numerous local real estate schools offering similar instructional courses.

YEAR 2000 COMPLIANCE

     The Company has assessed its Year 2000 issues and its readiness for this potential problem. The Company has examined its information technology systems and believes that, given that the Company's operations do not depend on information technology as such, the Year 2000 should have no effect on its information technology systems.

     Further, the Company has assessed its non-information technology systems and believes that it is Year 2000 compliant because the Company is operated using personal, as opposed to mainframe, computer technology. These personal computers were purchased in the last three years and run on a standard operating system. In addition, all software run by the Company is standard, off-the-shelf software purchased in the last three years. Thus, due to the dates of purchase of its systems, the Company believes that all of its systems are Year 2000 compliant. Beginning in January 1999, the Company plans to obtain assurances from the manufacturers of its personal computers that such computers are indeed Year 2000 compliant. This will complete the Company's internal examination of Year 2000 issues.

     In establishing a Year 2000 remediation program, the Company intends to soon enter its next phase by implementing an examination procedure for its third-party suppliers and vendors. As a component of this program, beginning in January 1999 the Company intends to send written requests for assurances that these third parties are addressing their own Year 2000 issues. Most significantly, the Company intends to address the Year 2000 readiness state of its reservations system provider, which is operated using mainframe technology, by requesting a written Year 2000 compliance program which this provider is implementing.

     The cost of the Company's Year 2000 compliance program has not had, and is not expected to have, a material impact on the Company's results of operations, financial condition, or liquidity. The Company has not been required to prematurely replace equipment due to Year 2000 issues, nor has the Company needed to hire Year 2000 solution providers. Further, the Company does not anticipate the necessity of such expenses in the future. Finally, the Company anticipates that the cost of ensuring compliance of third parties will be minimal.

     The Company anticipates, in its reasonably likely worst case Year 2000 scenario, that the failure of its clients and suppliers to adequately address their own Year 2000 issues could impact such parties' ability to provide the information used in booking travel arrangements or to make payments for travel agency services to the Company. In addition, the failure of the providers of the travel agency reservations system could negatively impact the Company's ability to make reservations for its customers. This could adversely affect the Company's business, financial condition, cash flows, and results of operations.

     The Company's greatest Year 2000 concern is the travel agency reservations system. The Company has considered contingency plans for such an event, but has ultimately concluded that no such plans are feasible due to the centralized nature of the airline reservations system. However, due to the importance of this system to the entire industry, the Company anticipates that the providers of this system will provide assurances of their own Year 2000 compliance. If this system fails as a result of a Year 2000 problem, the Company could lose revenue generated from booking reservations. If such failure was prolonged, the Company's financial condition could be negatively impacted.

LIQUIDITY

     The Company had a working capital deficiency of $414,921 at September 30, 1998. Obtaining positive working capital and the completion of the Company's expansion is dependent on the successful expansion of Neo Vision's video wall advertising business, renegotiations of certain current liabilities, and obtaining other long-term financing.

ITEM 2. PROPERTIES

     Neo Vision leases approximately 700 square feet of office space in Phoenix, Arizona where its administrative, production, and transmission facilities are located, at an annual rent of approximately $12,720.

     The Company maintains is corporate offices within the Westford campus at 3121 East Greenway Road, Suite 201 in Phoenix, Arizona 85032.

     Westford maintains two campuses. The West campus is located at 4425 West Olive, Suite 128 in Glendale, Arizona. The campus has three classrooms and office space and is leased pursuant to a lease expiring in May 2001. The lease rental is paid at $2,182 per month for eleven months each year with no rental paid in December of each year.

     The Northeast campus is located at 3121 East Greenway Road, Suite 201 in Phoenix, Arizona. The campus has three classrooms and office space and is leased pursuant to a five year lease expiring July 31, 2001. The monthly rent is $1,689 increasing to $2,343 over the term of the lease, plus common area charges that approximate $585 per month.

     FirsTravel maintains its office at 4700 North Central Avenue, Suite 205 in Phoenix, Arizona. The office space is leased pursuant to a two year lease expiring on December 31, 1999, the monthly rent is currently $333.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Class B Common Stock is not publicly traded. The Company's Class A Common Stock is traded on the NASDAQ OTC Bulletin Board under the symbol "UAIRA". At September 30, 1998 and for the eight prior quarters, no significant market has existed for the Company's Class A Common Stock. However, a diminutive number of shares have traded during the last eight quarters at a low of $.01 and a high of $.15. On January 5, 1999, the closing price of the Company's Class A Common Stock was $0.05 per share. As of January 5, 1999 there were approximately 850 holders of record of the Company's Class A Common Stock and approximately 40 holders of record of the Company's Class B Common Stock.

DIVIDEND POLICY

     The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements, and financial condition and such other factors as the Board of Directors may consider.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data should be read in conjunction with and is qualified in its entirety by, the respective audited financial statements and notes thereto of the Company, included on pages F-1 through F-24, the audited financial statement and note thereto as of September 30, 1998 and for the year then ended of Neo Vision, Inc. on pages F-25 through F-35.

                        FOR THE YEAR ENDED SEPTEMBER 30,

                        1994       1995        1996        1997         1998
                        ----       ----        ----        ----         ----
STATEMENT OF
OPERATIONS DATA:

Revenues              $110,480   $193,640   $ 386,173   $1,222,243   $1,875,354

Gross profit                --         --          --       76,875      117,864

Income (loss)
before interest
expense, dep. and
amortization             7,011     48,509      33,604      (66,770)    (129,582)

Depreciation and
Amortization             9,629      7,729      15,281       26,412       39,766

Interest Expense        37,950      9,819      12,979       14,933       20,136

(Loss) from Write
Off of Plans and
Spec                        --         --    (649,999)          --           --

Income (loss) from
Discontinued
Operations(1)           (4,373)    (2,356)     11,671       58,193(2)        --

Net Income (loss)      (44,941)    28,605    (632,984)     (49,922)    (189,484)

Net Income (loss)
per share                 (.01)       .00        (.06)        (.00)        (.01)

BALANCE SHEET DATA:

Total Assets           802,690    803,169     278,669    1,066,159      504,833

Long-term debt         404,307    127,933      31,967      620,979        5,360

Total Liabilities      622,161    220,008     240,992      941,404      519,097

Shareholders'
Investment             180,529    583,161      36,677      124,755      (14,264)

CASH FLOW DATA:

Cash provided
(used) in operating
activities             (11,187)     3,690      (8,534)      34,025       (6,142)

Cash used in
investing
activities                (606)   (24,895)     (9,080)    (117,264)      13,076

Cash provided by
financing activities     2,599     25,663      22,092       93,529      (19,291)

----------
(1) The four years ended September 30, 1996 have been restated to reflect Hansen & Associates, Inc. dba Property Masters as a discontinued operation.

(2) Includes the $53,796 gain on the sale of Hansen and Associates, Inc. dba Property Masters.

                             SUMMARY PER SHARE DATA

                        FOR THE YEAR ENDED SEPTEMBER 30,


                            1994       1995       1996        1997       1998
                            ----       ----       ----        ----       ----
PER SHARE DATA:
UNITED STATES AIRCRAFT
 CORP & SUBSIDIARIES
Net Income (loss)
   Historical               (.01)       .00       (.06)        .00       (.00)
   Pro Forma(1)             (.01)       .01       (.11)       (.01)      (.01)

Book Value
   Historical                 --         --         --          --       (.01)
   Pro Forma(2)               --         --         --          --        .02

NEO VISION, INC.
Net Income (loss)
   Historical Equivalent      --         --         --          --       (.00)
   Pro Forma(3)               --         --         --          --       (.00)

Book Value
   Historical Equivalent      --         --         --          --       (.00)
   Pro Forma(3)               --         --         --          --       (.00)

----------
(1) Pro forma net income (loss) per share for each of the five years ended September 30, is based on the weighted average shares outstanding as adjusted for the Exchange of the Class A and Class B shares into shares of New Common Stock of 5,575,258; 5,575,258; 5,650,063; 5,743,918; 5,802,147
     respectively. Pro forma weighted average shares outstanding for the year ended September 30, 1997 and 1998 is 5,812,471 and 5,941,230.

(2) Book value per share is based on the shares outstanding at September 30, 1997 and September 30, 1998 and Pro forma Book value is based on the shares outstanding adjusted for the Exchange of the Class A and Class B shares for the New Common Stock.

(3) Equivalent pro forma net income (loss) per share for each of the five years ended September 30 is based on the net income (loss) per share and the book value per share of the registrant multiplied by the exchange ratio of .2436 (1,163,670 to 4,777,560).

(4) Dividends per share are not presented as neither entity has previously declared any dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS AS WELL AS CERTAIN STATEMENTS AND INFORMATION UNDER ITEM 1 "BUSINESS" INCLUDE CERTAIN FORWARD LOOKING STATEMENTS. WHEN USED IN THIS REPORT, THE WORDS "EXPECTS," "INTENDS," "PLANS" AND "ANTICIPATES" AND SIMILAR TERMS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS THAT RELATE TO THE COMPANY'S
FUTURE PERFORMANCE. SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED HERE. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER "BUSINESS - SPECIAL CONSIDERATIONS."

RESULTS OF OPERATIONS

     COMPARISON 1998 TO 1997

     The total revenue of $1,875,354 for the year ended September 30, 1998 is made up of $494,258 or 26% from the real estate education segment and $1,281,689 or 68% from the travel agency segment with the remaining $99,407 or 6% consisting of consulting and miscellaneous income. Total revenue increased by $630,122 in 1998 compared to a $836,070 increase in 1997.

     The loss before interest, depreciation and amortization expense increased by $62,812. The increased loss consists of the following:

     Increase in Real Estate Education 1998 operating
      income over 1997                                                $  39,313
     Increases in Travel Agency 1998 operating loss over 1997         $  (3,395)
     Increase in consulting and other income                          $  90,418
     Increase in general corporate overhead                           $(189,148)

     The increase in real estate education 1998 operating income over 1997 consists of the following:

                                                                    INCREASE
                                          1998          1997       (DECREASE)
                                          ----          ----       ----------

     Revenue                            $494,258      $436,710      $57,548
                                        --------      --------      -------
     Costs and expenses
       Personnel expense                 251,414       245,085        6,329
       Facility cost                      61,553        54,659        6,894
       Other operating cost               91,772        86,760        5,012
                                        --------      --------      -------
          Total                          404,739       386,504       18,235
                                        --------      --------      -------

     Operating income                   $ 89,519      $ 50,206      $39,313
                                        ========      ========      =======

     The operating income from the adult education division improved by $39,313. The improvement was due to an $57,548 increase in revenues offset by a $18,235 increase in operating costs. The revenue increase is the result of additional enrollments including those at the new East campus, and due to a $6,320 increase in advertising revenue related to the publication of the Renewal News. The operating cost increase consists of an $6,329 increase in personnel expense, $6,894 increase in facility costs and $5,012 increase in other operating costs.

     The travel services operation was started on July 1, 1997 with the purchase of an existing travel agency and the operating results are included for the year ended September 30, 1998 with comparable amounts for the three months from the date of acquisition to September 30, 1997 as follows:
                                                                 INCREASE
                                        1998          1997      (DECREASE)
                                        ----          ----      ----------

     Sales                           $ 1,281,689    $ 776,544    $ 505,145

     Cost of sales                     1,163,825      699,669      464,156
                                     -----------    ---------    ---------
     Gross profit                        117,864       76,875       40,989
                                     -----------    ---------    ---------
     Operating costs
       Personnel expense                  99,811       48,553       51,258
       Facility cost                       8,297        2,534        5,763
       Other operating costs              29,184       41,821      (12,637)
                                     -----------    ---------    ---------
         Total                           137,292       92,908       44,384
                                     -----------    ---------    ---------

     Operating income (loss)         $   (19,428)   $ (16,033)   $   3,395
                                     ===========    =========    =========

     Sales for the travel agency operation increased by $505,145 for the year ended September 30, 1998 over the agencies sales for the three months ended September 30, 1997 with a gross profit increase of $40,989. The gross profit percentage declined from 9.9% to 9.2% primarily due to an increase in the portion of sales attributable to airline ticket sales where the gross profit percentage is generally at 8%. Operating costs for the year ended September 30, 1998 were $137,292 compared to $92,908 for the three months ended September 30, 1997, which reflects the restructuring of travel agency operations to reduce the fixed operating costs to approximate $30,000 per quarter.

     The  Company  has  earned a  consulting  fee of  $412,999  relating  to its research project on the recreational vehicle park industry net of its contribution to RVP-L.L.C. The Company for over two years has investigated the recreational vehicle park industry and instituted a program to establish a chain of RV parks. In connection therewith the Company has earned a consulting fee from an unrelated individual, who desires to participate in the RV Park program, for its research and development, from which it will contribute $1,700,000 to RVP-L.L.C. The net consulting fee at September 30, 1998 consists of the following:

      + Fee, net of contribution to RVP-L.L.C.                 $300,000
      + Equity in RVP-L.L.C.                                    112,999
                                                               --------
                                                               $412,999
                                                               ========

     The consulting fee revenue was earned upon completion of the research and the agreement with the unrelated individual. However, for financial reporting purposes the consulting fee revenue will not be recognized until it is received. The costs related to earning the consulting fee consisted primarily of executive compensation and travel, all of which has been expensed over the period of the project.

     Other revenue includes $90,000 of management fees from Neo Vision, Inc., the unconsolidated subsidiary acquired on June 30, 1998 and other miscellaneous income of $9,407 which exceeded other miscellaneous income for 1997 by $418.

     General  corporate   overhead   increased  by  $189,148  primarily  due  to
management compensation increases resulting primarily from the June 30, 1998 acquisition of Neo Vision, Inc. of $140,265 and professional fee increases of $19,368.

     Depreciation and amortization increased by $13,354 primarily due to increased amortization related to the amortization of the goodwill related to the travel agency acquisitions.

     On September 30, 1997 the company sold its wholly-owned subsidiary Hansen and Associates, Inc. d/b/a Property Masters after determining to discontinue its real estate brokerage and property management line of business. The financial statements have been restated to reflect the operations of the subsidiary as a discontinued operation reflecting a 1997 operating loss of $4,079 with no comparable amount for 1998.

     COMPARISON 1997 TO 1996

     The total revenue of $1,222,243 for the year ended September 30, 1997 is made up of $436,710 or 36% from the real estate education segment and $776,544 or 63% from the travel agency segment with the remaining 1% being other miscellaneous income. Total revenue increased by $836,070 in 1997 compared to a $192,533 increase in 1996.

     The loss before interest, depreciation and amortization expense increased by $100,374. The increased loss consists of the following:

         Reduction in Real Estate Education 1997
            Operating Income Over 1996                  $22,820

         Operating Loss From
            Travel Agency Operation During
            the Three Months from Acquisition
            on July 1, 1997                             $16,033

         Increase in General Corporate Overhead         $28,125

         Decrease in Other Revenue                      $33,396

     The reduction in real estate education 1997 operating income over 1996 consists of the following:

                                                                  INCREASE
                                         1997         1996       (DECREASE)
                                         ----         ----       ----------

     REVENUE                           $436,710     $343,788     $  92,922
                                       --------     --------     ---------
     Costs & expenses
     Personnel expense                  245,085      186,406        58,679
     Facility cost                       54,659       20,026        34,633
     Other operating costs               86,760       64,320        22,430
                                       --------     --------     ---------
        Total                           386,504      270,762       115,742
                                       --------     --------     ---------
     Operating income                  $ 50,206     $ 73,026     $ (22,820)
                                       ========     ========     =========

     The operating income from the adult education division declined by $22,820. The decline was due to an $115,742 increase in operating costs offset by a $92,922 increase in revenues. The revenue increase is the result of additional enrollment including those at the new East campus, and due to a $18,035 increase in advertising revenue related to the publication of the Renewal News. The operating cost increase consists of a $58,679 increase in personnel expense, $34,633 increase in facility cost, and $22,430 increase in other operating costs, all of which increased primarily due to the opening of the East campus in August 1996.

     The travel services operation was started on July 1, 1997 with the purchase of an existing travel agency and the operating results are included from the acquisition date through September 30, 1997 with no comparable amounts for fiscal 1996 as follows:

                                                    AMOUNT
                                                    ------

     Sales                                         $776,544
     Cost of Sales                                  699,669
                                                   --------
     Gross Profit                                    76,875
     Personal Expense                   $ 48,553
     Facility Cost                         2,534
     Other Operating Costs                41,821
                                        --------
     Total Operating Costs                         $ 92,908
                                                   --------
     Income (loss) before interest
     depreciation and amortization                 $(16,033)
                                                   ========

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

     On September 30, 1997, the Company sold its wholly-owned subsidiary Hansen and Associates, Inc. dba Property Masters after determining to discontinue its real estate brokerage and property management line of business. The financial statements have been restated to reflect the operations of the subsidiary as a discontinued operations reflecting a 1997 operating profit of $4,397 compared to $11,671 in 1996. The sale of Hansen and Associates, Inc. dba Property Masters resulted in a gain of $53,796 in 1997 with no comparable amount in 1996.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The working capital deficit decreased $386,966 from September 30, 1997 to $414,921 at September 30, 1998. Current assets decreased by $20,722 from 1997 to $98,816 at September 30, 1998. The decrease consists of a $12,357 decrease in cash, a $6,591 increase in accounts receivable, a $1,000 decrease in notes receivable related to the sale of Hansen & Associates, Inc., d/b/a Property Masters, and a $13,956 decrease in prepaid expenses.

     Current liabilities decreased $407,688 from 1997 to $513,737. The decrease consists of a $11,775 decrease in the current portion of long-term debt, a $30,000 increase in notes payable related to a one year line of credit with a bank, a decrease of the trust deeds payable to the transfer of the California land to RVP-LLC, a $7,103 increase related to the accrued interest on the debentures, a $4,575 increase in accounts payable and a $145,799 increase in accrued expenses which consisted of the $153,805 increase in estimated compensation due executive officers offset by decreases in other accruals. Unearned tuition increased by $17,610 due to the increased enrollments.

     Advances to an officer made pursuant to the officer's compensation program decreased by $27,769 to zero at September 30, 1998. The long term note receivable of $39,544 at September 30, 1998 related to the sale of Hansen and Associates, Inc. decreased by $12,500. At September 30, 1998, property and equipment decreased by $9,541 as a result of equipment acquisitions of $3,520 offset by depreciation of $13,061. In 1998, goodwill increased by $16,031 with a $20,000 addition due to the Western College, Inc. acquisition offset by amortization for 1998. Course materials decreased by $1,964 due to the amortization recorded for 1998. Other assets decreased by $18,455.

     The Company has formed RVP-LLC, an Arizona limited liability company for the purpose of owning recreational vehicle parks that will be leased to and operated by the Company.

     The Company for over two years has investigated the recreational vehicle park industry and instituted a program to establish a chain of RV Parks. In connection therewith, the Company has earned a consulting fee for its research and development of the RV Park program from which it will contribute $1,700,000 to RVP-LLC leaving $300,000 of consulting revenue which, for financial reporting purposes, will be recognized when it is received.

     On June 30, 1998 the Company approved the transfer to RVP-LLC of the 35.66 acres of land in Glenn County, California subject to trust deeds payable in the amount of $601,000. The land was acquired for the purpose of developing the initial recreational vehicle park of the planned chain of RV parks. The holder of the second trust deed filed a notice of default due to non-payment of interest. The LLC determined not to reinstate the defaulted trust deed and in August 1998 RVP-LLC lost the California land in a foreclosure sale.

     At September 30, 1998, the members equity of RVP-LLC is $1,707,500 and consists primarily of the $1,700,000 capital contribution to be received from the consulting fee. The Company will not recognize any equity in RVP-LLC until the capital contribution of $1,700,000 is received. The Company's interest in RVP-LLC, if the capital contributions were recognized, would be $135,988.

     The July 1997 and August 1997 purchase price of the travel agencies exceeded the identifiable tangible assets of the agencies by $110,288 and relates primarily to the value of the income production of the approximately 175 Home Based Travel Agents who place their travel sales through FirsTravel. The original cost has been reduced by amortization of $5,514 in 1997 and $26,397 in 1998.

     Long-term debt decreased by $14,619 due to payments of $26,394 less the $11,775 decrease in the current portion in 1998. The convertible debentures of $56,450 of United States Aircraft Corporation plus the related accrued interest are classified as current liabilities as they were due on December 31, 1996. Currently, the debentures remain unpaid and the Company believes that they will eventually be retired through conversion to the Company's New Common Stock, although no assurance that such a conversion will be elected by the debenture holders. If the debenture holders do not elect to convert into the Company's New Common Stock, they could demand payment and seek enforcement through legal action; however, the Company has had no contact from the debenture holders.

     The Company's management has continued its program to expand the services operations through further expansion of its existing operations plus the acquisition of other service organizations. The working capital deficiency has continued to limit the expansion of the Company. The acquisition of Neo Vision, the collection of the net consulting fee, and the anticipated conversion of the convertible debentures is expected to resolve the current working capital deficiency. However, the Company intends to rapidly expand its newly acquired Neo Vision operation by the expected installation of 21 and 36 video walls in the years ended September 30, 1999 and 2000, respectively at a projected cost of $250,000 for each wall. The planned expansion will require additional capital of approximately $3,000,000 to $5,000,000 by early 1999. Neo Vision has engaged financial advisors to assist in the funding of its capital needs for the planned expansion, including private placements. Management believes that the funding will be a combination of long-term lease and convertible debt financing and that it will be funded in time to complete the expected installation of video walls in the year ended September 30, 1999. However, the Company does not intend to make material commitments for further capital expenditures until financing becomes available. Additionally, the Company is aggressively investigating acquisitions of adult education, travel services, or other operations that are compatible with the existing operations and that can be acquired for the Company's common stock or with debt that is retired from the cash flow from the acquired operation. No assurance can be given that the acquisitions or installation of the video walls will be completed or the private placement to obtain the required capital infusion will be successful.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Reference is made to the financial statements, the report thereon, the notes thereto, and the supplemental data commencing at page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On December 18, 1998, the Company engaged Semple & Cooper, LLP Certified Public Accountant to examine their financial statements for the year ended September 30, 1998. There were no disagreements with the former accountant on any matter of accounting principles, financial statement disclosure or auditing scope or procedure. The change of accountants was approved by the Board of Directors.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The following table sets forth information concerning each of the directors and executive officers of the Company:

        NAME                   AGE                 POSITION
        ----                   ---                 --------
Albert C. Lundstrom..........  58  President, Chief Executive Officer, and
                                   Director

Harry V. Eastlick............  59  Executive Vice President, Treasurer, Chief
                                   Operating Officer, Chief Financial Officer, and Director

Jack Eberenz.................  56  Executive Vice President, Secretary, and
                                   Director

Donald E. Cline..............  72  Director

Whipple H. Manning...........  62  Director

John R. Thomas...............  67  Director

     ALBERT C. LUNDSTROM has served as President, Chief Executive Officer and a Director of the Company since June 30, 1998. Mr. Lundstrom has served as Chief Executive Officer of Neo Vision since its inception in June 1997. From September 1997 to present, he has served as the Managing Partner of LEC and Associates, LLC, a business consulting firm owned by Mr. Eberenz and Mr. Lundstrom. Prior to September 1997, for a period in excess of five years, Mr. Lundstrom acted as a sole proprietor business consultant with clients that included, among others, Rockwell International and TSM Technical Services & Marketing.

     HARRY V. EASTLICK, a certified public accountant, served as Chairman of the Board, President and Chief Executive Officer of the Company from October 1988 until June 30, 1998. Mr. Eastlick has served as Executive Vice President, Treasurer, Chief Financial Officer, Chief Operating Officer, and a Director of the Company since June 30, 1998.

     JON G. (JACK) EBERENZ has served as Executive Vice President and a Director of the Company since June 30, 1998 and has served as the Secretary of Neo Vision since its inception. From September 1997 to present, he has served as the senior partner of LEC and Associates, LLC, a business consulting firm owned by Mr. Eberenz and Mr. Lundstrom. From August 1992 to September 1997, he served as the Senior Consultant in Arizona for MAP, Inc. of Sherman Oaks, California, a business consulting firm. From January 1985 until August 1992, he served as a principal of Impac International, Inc., a business consulting firm.

     DONALD E. CLINE has served as a Director of the Company since November 1989. Mr. Cline has served as a business consultant since March 1991 and as the Director of the State of Arizona Department of Commerce from February 1990 to March 1991. Mr. Cline served as Chairman of the Board and Chief Executive

Officer of First National Utilities, Inc., an Arizona based water utility holding company, from September 1987 to February 1990. Prior thereto, Mr. Cline served as Vice President and Chief Executive Officer of the Arizona operations of US West. He retired from US West after 37 years of employment.

     WHIPPLE H. MANNING has served as a Director of the Company since April 1997. Prior thereto, Mr. Manning served as director from November 1989 to July 1995. Mr. Manning has been an independent real estate consultant since January 1989. From 1983 through 1988 Mr. Manning served as Executive Vice President of Coast Savings and Loan in charge of the Commercial/Industrial Real Estate Loan Division. From 1978 to 1983, Mr. Manning was the Senior Vice President of California Federal Savings and Loan in charge of the Income Property Division. Prior thereto, Mr. Manning spent 17 years in commercial real estate lending with Pacific Mutual Life Insurance.

     JOHN R. THOMAS, a certified public accountant, has served as a Director of the Company since November 1989. Mr. Thomas has served as a business consultant since 1993. From September 1990 to December 1993 he served as the Chairman of the Board of Directors of G.T. Products, Inc., a manufacturer of flashlight products and from September 1987 to September 1990, he served as Executive Vice President, Chief Operating Officer, and Chief Financial Officer of T.G. Environmental, Inc., a California based construction firm that specialized in environmental projects. Prior thereto, for a period of 26 years Mr. Thomas was with the national accounting firm of Coopers & Lybrand where he served as a partner for the last 16 years.

     There currently are no Committees of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the total compensation received for services rendered in all capacities to the Company for the fiscal years ended September 30, 1996, 1997, and 1998.

                                                                                    LONG TERM COMPENSATION
                                                                                    ----------------------
                                                                                      AWARDS     PAYOUTS      ALL
                                        ANNUAL COMPENSATION                           ------     -------      OTHER
                                        -------------------            RESTRICTED    SECURITIES               COMPEN
     NAME AND                                         OTHER ANNUAL       STOCK      UNDERLYING     LTIP      -SATION
PRINCIPAL POSITION        YEAR(1)  SALARY($)  BONUS  COMPENSATION($)   AWARD(S)($)  OPTIONS(#)   PAYOUTS($)     ($)
------------------        -------  ---------  -----  ---------------   -----------  ----------   ----------  -------
Albert C. Lundstrom        1998    37,500(2)    --        --              --         300,000         --         --
  President and Chief
  Executive Officer

Harry V. Eastlick(3)       1998    75,000       --        --              --         300,000         --         --
  Chief Financial          1997    51,000(4)    --        --              --              --         --         --
  Officer                  1996    36,000(4)    --        --              --              --         --         --

----------
(1)  Fiscal Year Ended September 30.
(2)  For the period from July 1, 1998 through September 30, 1998.
(3) Harry Eastlick served as Chief Executive Officer of the Company until June 30, 1998.
(4) Mr. Eastlick received 200,000 shares of Class A Common Stock in each of the fiscal years 1996 and 1997 as partial payment of the salaries for those years. The value of these shares was $20,000 in each of those years.

                        OPTION GRANTS IN LAST FISCAL YEAR

     There were no options outstanding held by any director or executive officer to acquire the Company's Class A Common Stock or Class B Common Stock prior to June 30, 1998. On June 30, 1998, the Board of Directors granted options to acquire shares of New Common Stock to the executive officers of the Company as follows:

                                        INDIVIDUAL GRANTS
                      -------------------------------------------------------   POTENTIAL REALIZABLE VALUE
                       NUMBER OF       % OF TOTAL                                AT ASSUMED ANNUAL RATES
                       SECURITIES        OPTIONS                               OF STOCK PRICE APPRECIATION
                       UNDERLYING        GRANTED       EXERCISE                       FOR OPTION TERM
                        OPTIONS       TO EMPLOYEES      PRICE     EXPIRATION   ----------------------------
      NAME            GRANTED(#)(1)  IN FISCAL YEAR     ($/SH)       DATE          5%               10%
      ----            -------------  --------------     ------       ----          --               ---
Anthony Christopher     375,000(2)         28%          $1.00    June 30, 2008  $236,250         $603,750
Albert C. Lundstrom     300,000            22%          $1.00    June 30, 2008  $189,000         $483,000
Harry V. Eastlick       300,000            22%          $1.00    June 30, 2008  $189,000         $483,000
Jack Eberenz            225,000            17%          $1.00    June 30, 2008  $141,750         $362,250

----------
(1) The options were granted under the Company's 1998 Stock Option Plan, adopted by the board of Directors on June 30, 1998, subject to stockholder approval. See "PROPOSAL TO APPROVE THE 1998 STOCK OPTION PLAN."

(2) These options have expired as a result of Mr. Christopher's resignation as a director and officer of the Company subsequent to fiscal year end.

DIRECTOR COMPENSATION

     The three non-officer directors of the Company, Donald E. Cline, Whipple H. Manning, and John R. Thomas, each received 50,000 shares of Class A Common Stock during the fiscal year ended September 30, 1997, and Messrs. Cline and Thomas each received 50,000 shares of Class A Common Stock during the fiscal year ended September 30, 1996, as director compensation. Each of these three directors also received 15,000 shares of Class A Common Stock for guaranteeing a bank loan to the Company during the fiscal year ended September 30, 1997.

EMPLOYMENT AGREEMENTS

     Messrs. Lundstrom, Eastlick, and Eberenz have entered into employment agreements with the Company providing for them to serve in their current executive positions. The agreements continue until December 31, 2003 and provide for annual salaries of $150,000, $120,000, and $60,000, respectively, together with expense reimbursement.

     Mr. Anthony Christopher previously had an employment agreement with the Company providing for annual compensation of $150,000 as the Chairman of the Board of the Company. On November 9, 1998, Mr. Christopher resigned from the Company as an employee and as a director. Mr. Christopher entered into a separation agreement on December 17, 1998 providing for, among other things, payment of accrued compensation of $41,250 beginning February 1, 1999.

     Each employment agreement provides that the executive will receive 75% of his base salary plus certain benefits to the end of the term of employment if the executive's employment is terminated by the Company without cause or, ownership or control of the Company, including illustratively, the majority of the Board of Directors of the Company becomes vested, directly or indirectly, in individuals other than individuals approved by the executive. In addition, each employment agreement contains restrictive covenants pursuant to which the executive has agreed not to compete with the Company or to solicit any clients or employees of the Company during the term of the agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to beneficial ownership of the Company's Class A Common Stock and Class B Common Stock as of December 31, 1998, held by each director and executive officer of the Company, all directors and executive officers as a group, persons known by the Company to hold more than 5% of the Company's Class A Common Stock or Class B Common Stock, and three former shareholders of Neo Vision who are not directors or officers of the Company. The table also provides information with respect to the pro forma beneficial ownership of the Company's New Common Stock held by each director and executive officer of the Company, all directors and executive officers as a group, and all persons expected by the Company to hold on a pro forma basis more than 5% of the New Common Stock, assuming the maximum number of shares are issued under the Exchange Agreement:

                             AMOUNT OF              AMOUNT OF              AMOUNT OF
                              CLASS A                CLASS B                  NEW        PERCENT
                              COMMON                 COMMON                  COMMON      WITHOUT    PERCENT UPON
                              STOCK                  STOCK                   STOCK      NEO VISION   NEO VISION
                           BENEFICIALLY           BENEFICIALLY            BENEFICIALLY  DEBENTURE     DEBENTURE
NAME OF BENEFICIAL OWNER      OWNED      PERCENT     OWNED      PERCENT     OWNED(1)    CONVERSION   CONVERSION(2)
------------------------      -----      -------     -----      -------     --------    ----------   ------------
Albert C. Lundstrom        614,000(3)     6.1%            --        --    1,766,711(4)      28.3%        23.8%

Harry V. Eastlick          603,708        6.0%     2,600,000(5)   52.3%     560,371(6)       8.9%         7.6%

Jack Eberenz               102,400(7)     1.0%            --        --      469,611(8)       7.6%         6.4%

Donald E. Cline            115,000        1.1%        50,000       1.0%      20,346(9)         *%           *%

Whipple H. Manning          65,000         .6%        50,000       1.0%      15,346(10)        *%           *%

John R. Thomas             115,000        1.1%        50,000       1.1%      20,346(11)        *%           *%

Former Neo Vision
Shareholders(12)            14,400          *%            --        --       34,399(13)        *%           *%

Anthony Christopher(14)  1,371,600       13.8%            --        --    2,676,450(15)     45.0%        37.6%

Directors and Executive
Officers as a group
(six persons)            1,512,708       15.2%     2,750,000      55.4%   2,608,120(16)     38.4%        32.8%

----------
*     Less than one percent.
** All of the officers and directors of the Company can be reached at the offices of the Company c/o United States Aircraft Corporation, 3121 E. Greenway, Suite 201, Phoenix, Arizona 85082; (602) 765-0500.
(1) In calculating the percentage or ownership, shares issuable upon exercise of options are deemed to be outstanding for the purpose of computing the percentage of shares of New Common Stock owned by each person, but are not deemed to be outstanding for the purpose of computing the percentage of shares of New Common Stock owned by any other person.
(2) Assumes conversion of Neo Vision Debentures, and payment to a financial consultant to Neo Vision for past services rendered to Neo Vision, of approximately 1,156,000 shares of Neo Vision Common Stock at December 31, 1998.
(3) Includes 102,400 shares of Class A Common Stock held by LEC & Associates, L.L.C. of which Mr. Lundstrom and Mr. Eberenz are members.
(4) Includes 1,405,311 additional shares of New Common Stock to be issued to Mr. Lundstrom and LEC & Associates, L.L.C. pursuant to the Exchange
      Agreement and 300,000 shares of New Common Stock issuable upon the exercise of options.
(5) Includes 2,475,000 shares held in escrow by Security Pacific Bank (now Bank of America).
(6) Includes 300,000 shares of New Common Stock issuable upon the exercise of options.
(7) Includes 102,400 shares of Class A Common Stock held by LEC & Associates, L.L.C. of which Mr. Lundstrom and Mr. Eberenz are members.
(8) Includes 234,371 additional shares of New Common Stock to be issued to LEC & Associates, L.L.C. pursuant to the Exchange Agreement and 225,000 shares of New Common Stock issuable upon the exercise of options.
(9) Includes 5,000 shares of New Common Stock issuable upon the exercise of options.
(10) Includes 5,000 shares of New Common Stock issuable upon the exercise of options.
(11) Includes 5,000 shares of New Common Stock issuable upon the exercise of options.
(12) Three former shareholders of Neo Vision, who are not directors or officers of the Company, and excluding Anthony Christopher.
(13) Includes 32,959 additional shares of New Common Stock to be issued to the three former shareholders pursuant to the Exchange Agreement.
(14)  Mr. Christopher's address is 6632 E. Moreland, Scottsdale, Arizona 85257.
(15) Includes 2,539,290 additional shares of New Common Stock to be issued to Mr. Christopher pursuant to the Exchange Agreement. Mr. Christopher will allocate an additional 600,000 shares of New Common Stock to debenture holders and to a financial consultant to Neo Vision for past services rendered to Neo Vision.
(16) Includes 840,000 shares of New Common Stock issuable upon the exercise of options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is incorporated herein by reference to information contained elsewhere in this Annual Report regarding the Exchange Agreement as set forth in Exhibit 10.5 to this Annual Report.

      There were no other transactions required to be reported pursuant to Item 13.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)            3.1   Certificate of Incorporation (1)
               3.2   Bylaws (1)
              10.1   Agreement between the shareholders of Western college, Inc.
                     and United States  Aircraft  Corporation  dated January 29,
                     1996 (2)
              10.2   Employment  Agreement  between Harry V. Eastlick and United
                     States Aircraft Corporation dated April 22, 1997 (2)
              10.3   Employment  Agreement  between  Andrew  Israel  and  United
                     States Aircraft Corporation dated December 31, 1995 (2)
              10.4   Employment  Agreement  between  Stuart  Israel  and  United
                     States Aircraft Corporation dated December 31, 1995 (2)
              10.5   Exchange  Agreement  dated as of June 30, 1998 among United
                     States Aircraft Corporation, Anthony Christopher, Albert C.
                     Lundstrom,  LEC & Associates,  L.L.C., Eugene Johnson, Brad
                     Peterson, and A. Frederick Schaffer, Jr. (3)
              10.6   Separation of Employment,  Consulting,  Settlement, Release
                     and  Share   Waiver   Agreement   by  and   among   Anthony
                     Christopher,  United States Aircraft  Corporation,  and Neo
                     Vision, Inc. dated December 17, 1998 (4)
              21     Subsidiaries of the Registrant
              27     Financial Data Schedule

        ----------

     (1) Incorporated by reference to Registrant's Form 10-K for the fiscal year ended September 30, 1984 filed with the Commission on or about February 24, 1989.
     (2) Incorporated by reference to Registrant's Form 10-K for the fiscal year ended September 30, 1996 filed with the Commission on or about September 29, 1997.
     (3) Incorporated by reference to Registrant's Form 8-K filed with the Commission on or about July 15, 1998.
     (4) Incorporated by reference to Registrant's Form 8-K filed with the Commission on or about December 23, 1998.

(b)  Financial Statements filed as part of this Report:

     Consolidated Financial Statements and Supplemental Schedules as listed in the Index to Consolidated Financial Statements on Page F-1 of this Report.

(c)  Reports on Form 8-K:

     The Registrant filed a Current Report on Form 8-K on July 15, 1998 with respect to the acquisition of Neo Vision, Inc. by the Registrant.


(d)  Financial Statement Schedules:

     None

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         U.S. AIRCRAFT CORPORATION


Date: January 15, 1999                   By: /s/ Harry V. Eastlick
                                            -----------------------------
                                                 Harry V. Eastlick
                                                 Chief Financial Officer

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

          SIGNATURE                         TITLE                             DATE
          ---------                         -----                             ----
By: /s/ Albert C. Lundstrom       President, Chief Executive            January 15, 1999
   ----------------------------   Officer and Director (Principal
        Albert C. Lundstrom       Executive Officer)

By: /s/ Harry V. Eastlick         Executive Vice President, Chief       January 15, 1999
   ----------------------------   Financial Officer, and Director
        Harry V. Eastlick         (Principal Financial and
                                  Accounting Officer)

   By: /s/ Jack Eberenz           Executive Vice President,
   ----------------------------   Secretary, and Director               January 15, 1999
           Jack Eberenz


   By: /s/ Donald E. Cline        Director                              January 15, 1999
   ----------------------------
           Donald E. Cline


   By: /s/ Whipple H. Manning     Director                              January 15, 1999
   ----------------------------
           Whipple H. Manning


   By: /s/ John R. Thomas         Director                              January 15, 1999
   ----------------------------
           John R. Thomas

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
                       UNITED STATES AIRCRAFT CORPORATION


                                                                Page
                                                                ----
Reports of Independent Certified Public Accountant.             F-2 and F-3

Balance sheets as of September 30, 1998 and 1997.               F-4 and F-5

Statements of operations for each of the three years
in the period ended September 30, 1998.                         F-6

Statements of shareholders' equity for each of the
three years in the period ended September 30, 1998.             F-7

Statements of cash flows for each of the three years
in the period ended September 30, 1998.                         F-8

Notes to the Financial Statements.                              F-9 through F-24



         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF NEO VISION, INC.
                   (A WHOLLY-OWNED UNCONSOLIDATED SUBSIDIARY)

Report of Independent Certified Public Accountant               F-25

Consolidated Balance Sheet as of September 30, 1998             F-26

Consolidated Statement of Operations for the year
ended September 30, 1998                                        F-27

Consolidated Statement of Changes in Stockholders'
Equity for the year ended September 30, 1998                    F-28

Consolidated Statement of Cash Flows for the year ended
September 30, 1998                                              F-29

Notes to Consolidated Financial Statements                      F-31

                          INDEPENDENT AUDITORS' REPORT

To The Shareholders and Board of Directors of
United States Aircraft Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of United States Aircraft Corporation and Subsidiaries as of September 30, 1998, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in All material respects, the financial position, of United States Aircraft Corporation and Subsidiaries as of September 30, 1998, and the results of its operations, changes in shareholders' equity, and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the financial statements, the Company's signiicant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                  /s/ Sempel & Cooper, LLP

Certified Public Accountants

Phoenix, Arizona
December 22, 1998

                          INDEPENDENT AUDITOR'S REPORT

The Stockholders and Board of Directors
United States Aircraft Corporation

I have audited the accompanying consolidated balance sheets of United States Aircraft Corporation, and subsidiaries as of September 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two year period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Aircraft Corporation, and subsidiaries as of September 30, 1997, and the results of their operations and their cash flows for each of the years in the two year period ended September 30, 1997, in conformity with generally accepted accounting principles.

                                 /s/ ROBERT MARTIN

Mesa, Arizona
March 19, 1998

              UNITED STATES AIRCRAFT CORPORATION, AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1998 AND 1997

                                     ASSETS

                                                         1998            1997
                                                      ----------      ----------
Current assets
  Cash                                                $    8,070      $   20,427
  Accounts receivable, less
  allowance for doubtful accounts
  of $7,500 (1997)                                        75,902          69,311
  Notes receivable                                         7,000           8,000
  Prepaid expenses                                         7,844          21,800
                                                      ----------      ----------
        Total current assets                              98,816         119,538

Advance to officer                                                        27,769

Notes receivable, net of current
    portion                                               39,544          52,044

Land held for future development                                         577,327
Investment
    RVP- LLC
    Neo Vision, Inc.                                     103,338
Property and equipment, net of
    accumulated depreciation of
    $79,023 (1998) and $ 65,962 (1997)                    47,613          57,154

Goodwill, net of accumulated
    amortization of $26,397 (1998) and
    $22,428 (1997)                                       103,339          87,308

Agency acquisitions-goodwill, net of
    accumulated amortization of $25,733
    (1998) and $5,514 (1997)                              84,555         104,774

Course materials                                          13,754          15,718

Other                                                     13,874          24,527
                                                      ----------      ----------

        Total assets                                  $  504,833      $1,066,159
                                                      ==========      ==========

   The accompanying notes are an integral part of these financial statements.

              UNITED STATES AIRCRAFT CORPORATION, AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1998 AND 1997

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                       1998            1997
                                                   -----------      -----------
Current liabilities
   Current portion of long term debt               $    26,000      $    37,775
   Notes Payable, bank, with interest at
    10 1/2% due March 1999                              30,000
   Trust deed notes payable                                             601,000
   Convertible debentures and
     related accrued interest                           90,041           82,938
   Accounts payable                                     90,734           86,159
   Accrued expenses                                    214,062           68,263
   Unearned tuition                                     62,900           45,290
                                                   -----------      -----------
       Total current liabilities                       513,737          921,425

Long term debt, net of
   current portion                                       5,360           19,979
                                                   -----------      -----------
       Total liabilities                               519,097          941,404
                                                   -----------      -----------
Commitments

Stockholders' equity (deficit)
   Common Stock
     Class A: $.50 par value
       10,000,000 shares authorized,
       9,927,504 (1998) and
       7,652,504 (1997) shares
       issued and outstanding                        4,963,752        3,826,252
     Class B: $.001 par value,
       5,000,000 shares authorized
       4,962,801 shares issued and
       outstanding                                       4,963            4,963
Paid-in-capital (deficit)                           (1,838,862)        (751,827)
Accumulated (deficit)                               (3,144,117)      (2,954,633)
                                                   -----------      -----------
                                                       (14,264)         124,755
                                                   -----------      -----------
       Total liabilities and
         Stockholders' equity (deficit)            $   504,833      $ 1,066,159
                                                   ===========      ===========

   The accompanying notes are an integral part of these financial statements.

              UNITED STATES AIRCRAFT CORPORATION, AND SUBSIDIARIES
                      Consolidated Statement of Operations
                            For the Three Years Ended
                       September 30, 1998, 1997, and 1996


                                          1998           1997           1996
                                          ----           ----           ----
Revenue
  Real estate education               $   494,258    $   436,710    $   343,788
  Travel agency                         1,281,689        776,544
  Other                                    99,407          8,989         42,385
                                      -----------    -----------    -----------
        Total revenue                   1,875,354      1,222,243        386,173

Operating costs and expenses
  Cost of sales - travel agency         1,163,825        699,669
  Personnel expenses                      351,224        292,437        183,700
  Facility cost                            69,851         57,192         22,025
  Other operating costs                   120,249        129,076         64,330
  General and administrative              299,787        110,639         82,514
  Interest                                 20,136         14,933         12,979
  Loss from write off of plans and
    Specifications                                                      649,999
  Depreciation and amortization            39,766         26,412         15,281
                                      -----------    -----------    -----------
                                        2,064,838      1,330,358      1,030,828
                                      -----------    -----------    -----------
    Income (loss) from continuing
      operations                         (189,484)      (108,115)      (644,655)

Discontinued operations
  Income of Hansen & Associates, Inc.
    dba Property Masters                                   4,397         11,671
  Gain on disposal of Hansen &
    Associates, Inc. dba Property
    Masters                                               53,796
                                      -----------    -----------    -----------

      Net income (loss)               $  (189,484)   $   (49,922)   $  (632,984)
                                      -----------    -----------    -----------
Basic Net income (loss) per share
 from continuing operations           $      (.01)   $      (.01)   $      (.06)
Basic Net income (loss) per share
 from discontinued operations         $              $       .01    $
                                      -----------    -----------    -----------

Basic Net income (loss) per share     $      (.01)   $        --    $      (.06)
                                      -----------    -----------    -----------
Weighted average number of shares
   outstanding                         13,309,055     11,391,138     10,808,846
                                      -----------    -----------    -----------

   The accompanying notes are an integral part of these financial statements.

              UNITED STATES AIRCRAFT CORPORATION, AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)
                            For the Three Years Ended
                       September 30, 1998, 1997, and 1996

                                                                Capital Stock
                                                                -------------
                                            Class A                Class B
                                     ----------------------  -----------------    Paid-in
                                       Number                  Number             Capital     Accumulated
                                     of Shares     Amount    of Shares  Amount   (Deficit)     (Deficit)
                                     ---------     ------    ---------  ------   ---------     ---------
Balance, September 30, 1995          4,907,504   $2,453,752  4,962,801  $4,963  $   396,173   $(2,271,727)

Year ended September 30, 1996
  Shares issued in acquisition
   of Western College, Inc.          1,000,000      500,000                        (450,000)
  Shares issued in payment for
   services rendered                   375,000      187,500                        (150,000)
  Net (loss)                                                                                     (632,984)
                                     ---------   ----------  ---------  ------  -----------   -----------
Balance, September 30, 1996          6,282,504   $3,141,252  4,962,801  $4,963  $  (203,827)  $(2,904,711)

Year ended September 30, 1997
  Shares issued in acquisition of
    Western College, Inc.              200,000      100,000                         (80,000)

  Shares issued in travel agency
    operations acquisition             500,000      250,000                        (200,000)

  Shares issued in acquisition of
    land held for future development   250,000      125,000                        (100,000)

  Shares issued in payment for
   services rendered                   420,000      210,000                        (168,000)

  Net (loss)                                                                                      (49,922)
                                     ---------   ----------  ---------  ------  -----------   -----------
  Balance, September 30, 1997        7,652,504   $3,826,252  4,962,801  $4,963  $  (751,827)  $(2,954,633)
  Year ended September 30, 1998
    Shares issued in acquisition of
    Western College, Inc,              200,000      100,000                         (80,000)

    Shares issued for loan guarantee    75,000       37,500                         (30,000)
    Shares issued in acquisition of
    Neo Vision, Inc.                 2,000,000    1,000,000                        (977,035)
    Net Income                                                                                   (189,484)
                                     ---------   ----------  ---------  ------  -----------   -----------
  Balance September 30, 1998         9,927,504   $4,963,752  4,962,801  $4,963  $(1,838,862)   (3,144,117)
                                     ---------   ----------  ---------  ------  -----------   -----------

   The accompanying notes are an integral part of these financial statements.

                       UNITED STATES AIRCRAFT CORPORATION
                      Consolidated Statements of Cash Flows
                            For the Three Years Ended
                       September 30, 1998, 1997, and 1996

                                                 1998        1997        1996
                                                 ----        ----        ----
Cash flows from operating activities
Net income, (loss)                            $(189,484)  $ (49,922)  $(632,984)
 Adjustments to reconcile net
 income, (loss) to cash provided
 by (used in) operating activities
  (Income) loss from discontinued operations                 (4,397)    (11,671)
  Depreciation                                   13,061      10,788       8,792
  Amortization                                   26,705      15,624       8,079
  Allowance for doubtful accounts                             7,500
  Gain on disposal of operations                            (53,796)
  Class A Shares issued in payment
    for services rendered                         7,500      42,000      37,500
  Gain from write off of long term debt                                 (30,000)
  Loss from write off of plans
    and specifications                                                  649,999
  Change in assets and liabilities
   net of effects from acquisition
     Accounts receivable                         (5,591)    (21,977)    (31,661)
     Other                                      (70,273)     (3,069)    (15,466)
     Prepaid expenses                            13,956     (14,609)     (5,939)
     Notes payable                               30,000
     Accounts payable                             4,575      63,839       6,338
     Accrued expenses                           145,799      32,052     (14,678)
     Unearned tuition                            17,610       9,992      20,240
                                              ---------   ---------   ---------
Net cash provided by (used in) operating
 activities of continuing operations             (6,142)     34,025     (11,451)
Net cash provided by (used in) discontinued
  operations                                                              2,917
                                              ---------   ---------   ---------
Net cash provided by (used in) operating
  activities                                     (6,142)     34,025      (8,534)

Cash flows from investing activities
  Changes in advance to officer                  27,769       2,815      (4,399)
  Decrease in notes receivable                   12,500
  Cash provided from acquisition of
   Western College, Inc.                                                  4,145
  Addition to land for future development                   (51,327)
  Investment in RVP-LLC                         (23,673)
  Additions to intangible assets, net                       (61,172)
  Additions to property and equipment            (3,520)     (7,580)     (8,826)
                                              ---------   ---------   ---------
Net cash provided by (used in)
 investing activities                            13,076    (117,264)     (9,080)

Cash flows from financing activities
  Increase in convertible debentures
    and related accrued interest                  7,103       8,879      17,609
  Increase in trust deed notes payable                      100,000
  Proceeds from long term debt                                           36,822
 Decrease in long term debt                     (26,394)    (15,350)    (32,339)
                                              ---------   ---------   ---------
   Net cash provided by (used in)
    financing activities                        (19,291)     93,529      22,092
                                              ---------   ---------   ---------
Net increase (decrease) in cash and
 cash equivalents                               (12,357)     10,290       4,478
Cash, beginning of year                          20,427      10,137       5,659
                                              ---------   ---------   ---------
Cash, end of year                             $   8,070   $  20,427   $  10,137
                                              ---------   ---------   ---------

   The accompanying notes are an integral part of these financial statements.

              UNITED STATES AIRCRAFT CORPORATION, AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF ESTIMATES

NATURE OF OPERATIONS

Unites States Aircraft Corporation (Company) was incorporated in Delaware on October 6, 1978, and commenced operations in April, 1980. The Company, operating solely in Arizona provides real estate educational services through its wholly owned subsidiaries Western College, Inc. and Ford Schools, Inc. doing business as Westford College. Travel agency services are provided through its wholly owned operating division FirsTravel.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of United States Aircraft Corporation and its wholly owned subsidiaries except Neo Vision, Inc. whose exchange agreement was entered into on June 30, 1998. Neo Vision, Inc. has not been consolidated until its acquisition has been fully assured. See Note 6. All significant intercompany transactions and balances have been eliminated in consolidation.

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

INDUSTRY SEGMENTS

During 1998 and 1997, approximately 53% and 44%, respectively, of the Company's travel agency revenue was received from the airline industry. In 1997, the major airlines reduced their commission rate from ten percent to eight percent, and set a maximum amount paid on certain commissions. The company subsequently adopted a policy of charging a service fee for airline tickets issued, and will continue to promote other forms of leisure travel, such as tours and cruises, where the commissions are generally higher. However, any adverse change in the airline industry could have a material effect on the future operations of the Company.

              UNITED STATES AIRCRAFT CORPORATION, AND SUBSIDIARIES

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF ESTIMATES (CONTINUED)

INCOME TAXES

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

PROPERTY AND EQUIPMENT

Property and equipment consists of office furniture and equipment recorded at cost, and is depreciated using the straight line method over their estimated useful lives ranging from five to ten years.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts represents an amount which, in managements judgement, will be adequate to absorb probable losses on existing accounts receivable that may become uncollectible.

PLANS AND SPECIFICATIONS

The Company owns plans and specifications for the turbo-prop engine conversion for the DC-3/C-47 aircraft, and has investigated methods of realizing this investment. Possible methods to realize the Company's investment in the plans and specifications include a new licensing agreement, sale of the plans and specifications, acquisition or by obtaining financing and successful future development. As of September 30, 1996, the Company was unable to identify any cash flows from its investment in the plans and specifications. Accordingly, an impairment loss of $649,999, that represents the excess of the carrying amount over the present value of the identifiable net cash flow, has been included in operations for the year ended September 30, 1996.

              UNITED STATES AIRCRAFT CORPORATION, AND SUBSIDIARIES

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF ESTIMATES (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS

The Company requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset and a review of industry conditions. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or net realizable value. As more fully described in the preceding paragraph, "plans and specifications", the Company recorded an impairment loss of $649,999 during the year ended September 30, 1996.

GOODWILL

Goodwill results from acquisitions of subsidiaries in which the acquisition cost exceeded the book value of the net assets acquired. Goodwill is being amortized using the straight line method over 25 years.

AGENCY ACQUISITIONS

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

EARNINGS PER SHARE

Basic earnings per share amounts are based upon the average number of shares outstanding. The effect of debentures convertible into Class A common stock on the earnings per share calculations are antidilutive and therefore diluted earnings per share are not presented.

ADVERTISING

The Company expenses advertising costs when the advertisement occurs. Total advertising expenses amounted to $14,417, $11,308 and $8,045 in 1998, 1997 and 1996, respectively. There were no capitalized advertising costs for the periods presented.

              UNITED STATES AIRCRAFT CORPORATION, AND SUBSIDIARIES

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF ESTIMATES (CONTINUED)

USE OF ESTIMATES

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

NOTE 2 - INCOME TAXES

At September 30, 1998, the Company had the following net operating loss and credit carryovers for income tax purposes:

                         Taxable       Year of            Net
                          Year       Expiration      Operating Loss
                         -------     ----------      --------------
                          1996          2011             556,000
                          1997          2012              77,000

The income tax effect of the net operating loss carryforward gives rise to a deferred income tax asset as follows:

                                               1998            1997
                                            ----------      ----------
Net operating loss carryforwards            $  663,000      $2,654,000
                                            ----------      ----------

Gross deferred tax assets                      316,000      $1,327,000
Deferred tax asset valuation allowance         316,000       1,327,000
                                            ----------      ----------

          Net deferred tax asset            $     --        $     --
                                            ----------      ----------

              UNITED STATES AIRCRAFT CORPORATION, AND SUBSIDIARIES

NOTE 2 - INCOME TAXES (CONTINUED)

The gross deferred tax deferred tax asset is reduced by a valuation allowance based when upon management's estimate it is more likely than not that the tax benefits will not be realized. The decrease in the valuation allowance during the year ended September 30, 1998, is $1,011,000.

NOTE 3 - ADVANCES TO OFFICER

Advances to officer represent non-interest bearing advances with no stated terms of repayment.

NOTE 4 - NOTES RECEIVABLE

The Company has notes receivable from the sale of Hansen & Associates, Inc. dba Property Masters consisting of the following:

            Note receivable from individual due
            in semi-annual payments plus interest
            at 7 1/2%                                        $26,500
            Non-Compete payments due in monthly
            installments of $500 net of imputed interest
            by $4,956                                         20,044
                                                             -------
                                                              46,544
            Less current portion                               7,000
                                                             -------
            Balance September 30, 1998                       $39,544
                                                             -------

NOTE 5 - INVESTMENTS - RVP-LLC

The Company has formed RVP-LLC, an Arizona limited liability company for the purpose of owning recreational vehicle parks that will be leased to and operated by the company.

The Company for over two years has investigated the recreational vehicle park industry and instituted a program to establish a Chain of RV Parks. In connection therewith, the Company has earned a consulting fee for its research and development of the RV Parks program from which it will contribute $1,700,000 to RVP-LLC leaving $300,000 of consulting revenue which for financial reporting purposes will be recognized when it is received.

On June 30, 1998 the Company approved the transfer to RVP-LLC of the 35.66 acres of land in Glenn County, California subject to trust deeds payable in the amount of $601,000. The land was acquired for the purpose of developing the initial recreational vehicle park of the planned chain of RV parks. The holder of the second trust deed filed a notice of default due to non payment of interest. The LLC determined not to reinstate the defaulted trust deed and in August 1998 RVP-LLC lost the California land in a foreclosure sale.

At September 30, 1998, the members equity of RVP-LLC is $1,707,500 and consists primarily of the $1,700,000 capital contribution to be received from the consulting fee. For financial reporting purposes The Company has not recognized any equity in RVP-LLC until the capital contribution of $1,700,000 is received. The Company's interest in the RVP-LLC if the capital contributions were recognized would be approximately $135,988.

              UNITED STATES AIRCRAFT CORPORATION, AND SUBSIDIARIES

NOTE 6 - ACQUISITIONS

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

The acquisition is being accounted for by the purchase method. The 1,000,000 shares of Class A common stock has been recorded for accounting purposes at $50,000. During each of the years ended September 30, 1998 and 1997, an additional 200,000 shares of Class A common stock were issued pursuant to the acquisition agreement and recorded for accounting purposes at $20,000. The $90,000 purchase price exceeds the book value of the net assets of Western College, Inc. by $99,361 which has been allocated as follows:

                       Property and equipment          $31,713
                       Goodwill                         67,648

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

              UNITED STATES AIRCRAFT CORPORATION, AND SUBSIDIARIES

NOTE 6 - ACQUISITIONS (CONTINUED)

The acquisitions are being accounted for by the purchase method. The acquisition price of $160,643 included the assumption of certain liabilities totaling $110,643 and the issuance of 500,000 shares of Class A common stock which has been recorded for accounting purposes at $50,000. The acquisition of the Company's travel agency operations resulted in the acquisition cost exceeding the cost of the assets acquired by $110,288. The excess has been recorded as agency acquisitions-goodwill. At September 30, 1998 and 1997, accumulated amortization on the agency acquisition is $25,733 and $5,514, respectively.

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

The following supplemental unaudited pro forma information has been prepared assuming Western College, Inc., and the predecessor travel services operations had been acquired as of the start of the years ended September 30:

                                          1997                1996
                                          ----                ----
Revenue                                $5,727,606          $2,874,314
                                       ----------          ----------

Net income (loss)                      $  102,887          $ (472,461)
                                       ----------          ----------
Per share based on weighted
  average shares of 10,870,305         $      .01          $     (.04)
                                       ----------          ----------

At June 30, 1998 the Company acquired all of the outstanding shares of Neo Vision, Inc. whose principal business purpose is to provide advertising, programming and information to remote audiences using computer, video and transmission technology throughout the United States. The merger was closed with the exchange of 2,000,000 shares of the Company's Class A common stock for all of the outstanding shares of Neo Vision, Inc. The exchange agreement requires that an amendment and restatement of the Company's Certificate of Incorporation be approved by the stockholders authorizing (i) the reclassification of the Company's Class A Common Stock and Class B Common Stock in a single new class of Common Stock ("New Common Stock,") pursuant to the following ratios: shares of Class A Common Stock will be reclassified into shares of New Common Stock on the basis of 10 shares of Class A Common Stock into one share of New Common Stock and 13 shares of Class B Common Stock into one share of New Common Stock; (ii) the issuance of up to 100,000,000 shares of New Common Stock: (iii) the issuance of up to 75,000,000 shares of preferred stock: (iv) the change of the name of the Company from United States Aircraft Corporation to Neo Vision Systems, Inc. and (v) make certain technical amendments to the Company's Certificate of Incorporation. The exchange agreement provides that if the amendment and restatement of the Certificate of Incorporation is not approved by a majority of each of the Class A and Class B stockholders then the Neo Vision stockholders can each elect to rescind their exchange of shares with the Company.

              UNITED STATES AIRCRAFT CORPORATION, AND SUBSIDIARIES

NOTE 6 - ACQUISITIONS (CONTINUED)

The financial statements of Neo Vision, Inc. will not be consolidated with the Company, until approval of the amendment and restatement of the Certificate of incorporation is fully assured. At September 30, 1998, the investment in Neo Vision, Inc. representing the initial 2,000,000 Class A Common Stock shares issued for all of the outstanding shares of Neo Vision, Inc. and has been recorded for financial reporting purposes at $22,965. The investment, Neo Vision, Inc, includes the following:

               Acquisition of Neo Vision, Inc
                 common shares                          $ 22,965

               Receivable from Neo Vision Inc.            80,373
                                                        --------
                                                        $103,338
                                                        --------

Upon approval of the amendment and restatement of the Certificate of Incorporation an additional 3,977,560 shares of the New Common Stock will be issued to the former stockholders of Neo Vision, Inc., approximately 973,000 shares of the New Common Stock will be in exchange for the outstanding Neo Vision, Inc convertible debentures and 753,000 shares of the New Common Stock issued in payments of fees to a Neo Vision, Inc. financial advisor. When the acquisition of Neo Vision, Inc is fully assured it will be accounted for under the purchase method of accounting as a reverse merger with Neo Vision, Inc. being the acquirer for financial reporting purposes. See Note 16 for pro forma financial information showing the consolidated pro forma balance sheet and operating statements as if the acquisition was fully assured and consumated at September 30, 1998.

NOTE 7 - GOODWILL

The acquisition of the Company's wholly owned subsidiaries, Western College, Inc. and Ford Schools, Inc. each resulted in the acquisition cost exceeding the book value of the net assets acquired. The excess has been recorded as goodwill and is summarized as follows:

          Ford Schools, Inc.             $62,088          25 years
          Western College, Inc.           67,648          25 years
                                       ---------
                                         129,736
          Less accumulated
            amortization                  26,397
                                       ---------
                                       $ 103,339
                                       ---------

NOTE 8 - CONVERTIBLE DEBENTURES

The convertible debentures of $56,450 and accrued interest of $33,591 in 1998 and $26,488 in 1997 that were due in December, 1996, are convertible into common shares at $.75 per share. The debentures bear interest at rates of 12% to 14% per annum. Currently, the debentures remain unpaid and are in default.

              UNITED STATES AIRCRAFT CORPORATION, AND SUBSIDIARIES

NOTE 9 - LONG TERM DEBT

At September 30, 1998 and 1997, long term debt consists of the following:

                                                   1998             1997
                                                 -------          -------
Note payable, bank, due in monthly
  principal payments of $833 plus
  interest at 10.5% per annum                    $ 8,333          $16,665

Notes and payables to trade creditors
  with interest ranging from 10% to 18%           23,027           41,089
                                                 -------          -------
                                                  31,360           57,754
Less current portion                              26,000           37,775
                                                 -------          -------

                                                 $ 5,360          $19,979
                                                 -------          -------

At September 30, 1998, maturities of long term debt are as follows:

                     Year ended
                    September 30,
                    -------------
                        1998                    $26,000
                        1999                      5,000
                        2000                        360
                                                -------
                                                $31,360
                                                -------

Substantially all assets are pledged as collateral for long term debt.

NOTE 10 - TRUST DEED NOTES PAYABLE

At September 30, 1997, trust deed notes payable consist of the following:

First trust deed, bearing interest at 14.5% per annum, payable in
$2,066 monthly installments of interest only, due February, 1999       $171,000

Second trust deed, bearing interest at 16% per annum, payable in
$1,333 monthly installments of interest only, due February, 1999        100,000

Seller carryback, bearing interest at 10% per annum, payable in
$2,750 monthly installments of interest only, due February, 2001        330,000
                                                                       --------
                                                                       $601,000
                                                                       --------

On June 30, 1998 the land held for future development subject to the trust deeds payable was transferred to RVP-LLC a limited liability company formed by the Company. See note 5.

              UNITED STATES AIRCRAFT CORPORATION, AND SUBSIDIARIES

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

Minimum lease payments on long term operating leases are as follows:

                     Year ended
                    September 30,
                    -------------
                        1999               40,154
                        2000               35,812
                        2001               30,445
                                         --------
                                         $106,411
                                         ========

Rent expense under these operating leases totaled $73,022, $59,002 and $17,800 for the years ended September 30, 1998, 1997 and 1996 respectively.

The Company is not currently involved in any material litigation.

NOTE 12 - CAPITAL STOCK

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

The Company intends to request stockholder authorization for New Common Shares and the reclassification of the Class A and Class B shares into the New Common shares. See Note 6.

              UNITED STATES AIRCRAFT CORPORATION, AND SUBSIDIARIES

NOTE 13 - DISCONTINUED OPERATIONS

On September 30, 1997, the Company sold its wholly-owned subsidiary Hansen & Associates, Inc. dba Property Masters to the President of Hansen & Associates, Inc. Operating results of Hansen & Associates, Inc. are shown separately in the accompanying income statements as discontinued operations for the years ending September 30, 1997 and 1996.

NOTE 14 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts receivable, accounts payable, and unearned tuition approximate fair value because of the short maturity of those instruments. Financial instruments in notes receivable has no quoted market prices and, accordingly, a reasonable estimate of fair market value could not be made without incurring excessive costs. However, the Company believes by reference to stated interest rates and land held, that the fair value of the assets would not differ significantly from the carrying value.

Based on prevailing interest rates, the Company estimates that the fair value of the Company's long-term debt, convertible debentures and related accrued interest, and trust deed notes payable, approximates carrying value.

NOTE 15 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is the cash paid for interest for the three years ended September 30, 1998, 1997, and 1996:

                        1996             $ 6,841
                        1997             $27,106
                        1998             $ 8,783

Supplementary schedule of non-cash activities:

For the year ended September 30, 1996:
  Class A shares issued in payment for services rendered                $ 37,500

For the year ended September 30, 1997:
  Class A shares issued in payment for services rendered                $ 42,000
  Acquisition of land held for future development:
    Class A shares issued                                                 25,000
    Assumption of trust deed notes payable                               501,000
  Class A shares issued in acquisition of Western College, Inc.           20,000
  Class A shares issued in acquisition of travel agency operations        50,000
  Notes receivable received as consideration for sale of business         60,044

              UNITED STATES AIRCRAFT CORPORATION, AND SUBSIDIARIES

NOTE 15 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (CONTINUED)

For the year ended September 30, 1998:

Class A shares issued in acquisition of Western College, Inc             20,000
Class A shares issued in acquisition of Neo Vision, Inc.                 22,965
Class A shares issued for loan guarantee                                  7,500

The Class A shares issued for services during the years ended September 30,1997 and 1996 were to the board of directors, and an officer and shareholder of the Company.

NOTE 16 - BUSINESS SEGMENTS

In 1996, the Company's operations consisted of real estate educational services. In 1997, it expanded into the travel services business, and certain financial information related to these two business segments for 1998 and 1997 is summarized as follows:

                             Real Estate    Travel     Corporate &
                              education    services   eliminations  Consolidated
                              ---------    --------   ------------  ------------
Year ended September 30, 1997
  Sales                       $436,710   $  776,544    $   8,989     $1,222,243
  Operating income (loss)       38,713      (27,113)    (119,715)      (108,115)
  Identifiable assets          216,583      164,256      685,320      1,066,159
  Capital expenditures           4,248       11,570       (8,238)         7,580
  Depreciation and
    amortization                12,519       10,023        3,870         26,412

Year ended September 30, 1998
  Sales                       $494,258   $1,281,689    $  99,407     $1,875,354
  Operating income (loss)       76,910      (44,111)     162,381       (129,582)
  Identifiable assets          240,871      102,946      597,004        940,821
  Capital expenditures           3,520
  Depreciation and
    Amortization                12,877       22,534        4,355         39,766

              UNITED STATES AIRCRAFT CORPORATION, AND SUBSIDIARIES

NOTE 17 - PRO FORMA FINANCIAL INFORMATION

The following unaudited Pro forma Consolidated Balance Sheets of United Stated Aircraft Corporation as of September 30, 1998 sets forth the consolidation of United States Aircraft Corporation with Neo Vision, Inc. under the purchase method of accounting with a reverse merger and Neo Vision, Inc. being the acquirer for financial reporting purposes. The pro forma adjustments report the exchange of the Class A and Class B shares for the New Common stock, the issuance of 4,577,560 additional New Common shares pursuant to the Exchange Agreement and approximately 1,126,000 of New Common shares for the conversion of the Neo Vision, Inc convertible debentures.

      UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEETS - September 30, 1998

                                   United States
                                   Aircraft Corp.     Neo Vision                     Pro Forma          Neo Vision
ASSETS                            And Subsidiaries  Incorporation     Combined      Adjustments         Systems Inc.
                                  ----------------  -------------     --------      -----------         ------------
Current Assets
  Cash                               $     8,070    $   83,577    $    91,647                            $   91,647
  Accounts Receivable                     75,902        22,699         98,601                                98,601
  Notes Receivable                         7,000                        7,000                                 7,000
  Prepaid expenses                         7,844         1,349          9,193                                 9,193
                                     -----------    ----------    -----------                            ----------
       Total current assets               98,816       107,625        206,441                               206,441
Investment, Neo Vision, Inc.             103,338                      103,338      (103,338)(3)(4)(5)
Note receivable, net of current
  portion                                 39,544                       39,544                                39,544
Property & equipment, net                 47,613       584,094        631,707                               631,707
Investment in RVP-LLC
Agency acquisition, net of
  amortization                            84,555                       84,555                                84,555
Goodwill, net                            103,339                      103,339                               103,339
Course materials                          13,754                       13,754                                13,754
Other                                     13,874        18,768         32,642                                32,642
                                     -----------    ----------    -----------                            ----------
      Total assets                       504,833       710,487      1,215,320                             1,111,982
                                     -----------    ----------    -----------                            ----------

LIABILITIES & STOCKHOLDER'S EQUITY
Current Liabilities
  Note Payable, bank                 $    30,000        15,000         45,000                                45,000
  Current portion of
    long-term debt                        26,000                       26,000                                26,000
  Convertible debentures &
    related accrued interest              90,041       746,164        836,205      (746,164)                 90,041
  Accounts payable                        90,734       273,721        364,455                               364,455
  Accrued expenses                       214,062       119,259        333,321      (100,301)                233,020
  Unearned revenue                        62,900        15,148         78,048                                78,048
                                     -----------    ----------    -----------                            ----------
       Total current liabilities         513,737     1,169,292      1,683,029                               836,564

Due to United States Aircraft Corp.                     80,373         80,373       (80,373)
Long term debt, net                        5,360                        5,360                                 5,360
Minority Interest in NV-1, LLC                         130,436        130,436                               130,436
Stockholders' Equity - Capital stock
  Class A: $.50 par value,
  9,927,504 issued                     4,963,752                    4,963,752    (4,963,752)
  Class B: $.001 par value,
  4,962,801 issued                         4,963                        4,963        (4,963)
  Common Stock, Neo Vision, Inc                          6,250          6,250        (6,250)
  New Common Shares
  $.001 par value, 7,078,303 issued                                                   7,078(1)(2)(3)(6)       7,078
  Paid in Capital                     (1,838,862)                  (1,838,862)    2,647,270(1)(2)(3)(6)     808,408
  Retained earnings (deficit)         (3,144,117)     (675,864)    (3,819,981)    3,144,117                (675,864)
                                     -----------    ----------    -----------                            ----------
                                         (14,264)     (669,614)      (683,878)                              139,622
                                     -----------    ----------    -----------                            ----------
Total liabilities and
  stockholders' equity               $   504,833    $  710,487    $ 1,215,320                            $1,111,982
                                     ===========    ==========    ===========                            ==========

          See explanation of pro forma adjustments on following page.

              UNITED STATES AIRCRAFT CORPORATION, AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


NOTE 17 - PRO FORMA FINANCIAL INFORMATION (CONTINUED)

Pro Forma Adjustments:

     1. To record the exchange of Class A shares outstanding for the New Common shares on the basis of 10 Class A shares for 1 New Common Share.

     2. To record the exchange of Class B shares outstanding for the New Common shares on the basis of 13 Class B shares for 1 New Common shares.

     3. To record the 4,577,560 additional New Common shares to be issued to the former Neo Vision, Inc. shareholders pursuant to the June 30, 1998 exchange agreement.

     4. To record elimination of intercompany investment on Neo Vision, Inc using the purchase method of accounting with a reverse merger and Neo Vision, Inc being the acquirer for financial reporting purposes.

     5.   To eliminate intercompany receivables and payables.

     6. To record the conversion of the Neo Vision, Inc convertible debentures and the payment of financial consulting fees all through the issuance of approximately 1,126,000 shares of New Common stock.

              UNITED STATES AIRCRAFT CORPORATION, AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 17 - PRO FORMA FINANCIAL INFORMATION (CONTINUED)

The following unaudited consolidated statements of operations of Unites States Aircraft Corporation for the year ended September 30, 1998 sets forth the consolidation of United States Aircraft Corporation with the Neo Vision, Inc. under the purchase method of accounting as of the acquisition was competed on October 1, 1998.

                   UNAUDITED PROFORMA STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED SEPTEMBER 30, 1998

                                             United States                                   Neo Vision
                                            Aircraft Corp.                      Pro Forma      Systems
                                          And Subsidiaries   Neo Vision, Inc.  Adjustments  Consolidated
                                          ----------------   ----------------  -----------  ------------
Revenue
 Real estate education                     $   494,258                                      $  494,258
 Travel Agency                               1,281,689                                       1,281,689
 Video Wall advertising                                           102,209                      102,209
 Other                                          99,407                745      (90,000)(1)      10,152
                                           -----------          ---------                   ----------
     Total revenue                           1,875,354            102,954                    1,888,308
                                           -----------          ---------                   ----------
Expenses
 Cost of sales travel agency                 1,163,825                                       1,163,825
 Personnel expenses                            351,224            297,029                      648,253
 Facility cost                                  69,851             81,360                      151,211
 Other operating cost                          120,249            181,725                      301,974
 General and administration                    299,787             90,000      (90,000)(1)     299,787
                                           -----------          ---------                   ----------
   Total expenses                            2,004,936            650,114                    2,565,050
                                           -----------          ---------                   ----------
 Income (loss) before interest
  Expense; Minority interest,
  depreciation and amortization               (129,582)          (547,160)                    (676,742)
Interest expense                                20,136             61,008                       81,144

Minority interest in NV-1 LLC loss                                (44,564)                     (44,564)
Depreciation and amortization                   39,766            112,260                      152,026
                                           -----------          ---------                   ----------
Net income (loss)                          $  (189,484)         $(675,864)                  $ (865,348)
                                           -----------          ---------                   ----------
Pro forma net income (loss) per
New common shares (2)                                                                             (.12)
                                                                                            ----------

----------
(1)  To eliminate intercompany management fees.
(2) Based on pro forma shares of 7,078,303 to be outstanding after the exchange of Class A and B shares for the New Common shares to be authorized and the New Common shares to be issued in the acquisition of Neo Vision, Inc., the conversion of the Neo Vision, Inc. convertible debentures and the payment of financial consulting fees.

18 - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained continuing operating losses.

As shown in the accompanying statement of operations, the Company has incurred a net loss of $189,484 for the year ended September 30, 1998. Unaudited information subsequent to September 30, 1998 indicates that losses are continuing. As of September 30, 1998, the accompanying balance sheet reflects $14,264 in net stockholders' deficit and negative working capital of $414,921.

The above conditions indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

                          INDEPENDENT AUDITORS' REPORT


To The Shareholders and Board of Directors of
Neo Vision, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheet of Neo Vision, Inc. and Subsidiary as of September 30, 1998, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neo Vision, Inc. and Subsidiary as of September 30, 1998, and the results of its operations, changes in shareholders' equity (deficit), and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                /s/ SEMPLE & COOPER, LLP
Certified Public Accountants

Phoenix, Arizona
December 2, 1998

                         NEO VISION, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               September 30, 1998

                                     ASSETS
Current Assets:
  Cash and cash equivalents (Note 1)                                $    83,577
  Accounts receivable, net (Note 1)                                      22,699
  Debt issue costs, net (Note 1)                                         18,588
  Prepaid expenses                                                        1,349
                                                                    -----------
     Total Current Assets                                               126,213
                                                                    -----------
Property and Equipment: (Note 1)
  Furniture and fixtures                                                  9,783
  Home office equipment                                                  92,565
  Video walls                                                           519,655
                                                                    -----------
                                                                        622,003
Less: accumulated depreciation                                          (37,909)
                                                                    -----------
                                                                        584,094
                                                                    -----------
Deposits                                                                 10,000
Deferred Financing costs (Note 1)                                         8,768
                                                                    -----------

     Total Assets                                                        18,768
                                                                    -----------
                                                                    $   729,075
                                                                    ===========
                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Note payable (Note 2)                                             $    15,000
  Convertible debentures (Note 3)                                       800,750
  Accounts payable                                                      273,721
  Accrued taxes and other                                                25,950
  Accrued interest payable                                               57,312
  Deferred revenue                                                       15,148
  Due to a related entity (Note 4)                                       80,373
                                                                    -----------

     Total Current Liabilities                                        1,268,254
                                                                      =========

Commitments (Note 5)                                                         --

Minority Interests (Note 1)                                             130,436
                                                                    -----------
Shareholders' Equity (Deficit):
  Common stock, $.001 par value, 25,000,000
   shares authorized, 6,250,000 shares issued
   and outstanding                                                        6,250
  Accumulated deficit                                                  (675,865)
                                                                    -----------
                                                                       (669,615)
                                                                    -----------
     Total Liabilities and Shareholders'
       Equity (Deficit)                                             $   729,075
                                                                    ===========

                  The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                         NEO VISION, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     For The Year Ended September 30, 1998



Revenues                                                              $ 102,954

Operating Costs and Expenses:
  Personnel expenses                                                    271,888
  Facility costs                                                         73,480
  Sales and marketing expense                                            60,341
  General and administrative expenses                                   244,406
  Depreciation and amortization                                         112,260
                                                                      ---------

Loss from Operations                                                   (659,421)

Interest expense                                                        (61,008)

Minority Interest in NV-1, LLC Loss                                      44,564
                                                                      ---------

Net Loss                                                              $(675,865)
                                                                      =========


                  The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                         NEO VISION, INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY(DEFICIT)
                      For The Year Ended September 30, 1998


                                                                       Total
                                                                       Share-
                                      Common Stock                     Holders'
                                      ------------      Accumulated    Equity
                                   Shares     Amount      Deficit     (Deficit)
                                   ------     ------      -------     ---------

Balance at September 30, 1997           --    $   --    $      --     $      --

Stock issued for services        6,250,000     6,250           --         6,250

Net loss for the year ended
September 30, 1998                      --        --     (675,865)     (675,865)
                                 ---------    ------    ---------     ---------

Balance at September 30, 1998    6,250,000    $6,250    $(675,865)    $(669,615)
                                 =========    ======    =========     =========



                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                         NEO VISION, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     For The Year Ended September 30, 1998

Increase (Decrease) in Cash and Cash Equivalents:

Cash flows from operating activities:
  Cash received from customers                                        $  80,255
  Cash paid to suppliers and employees                                 (349,163)
  Interest paid                                                          (3,696)
                                                                      ---------
     Net cash used by operating
      activities                                                       (272,604)
                                                                      ---------
Cash flows from investing activities:
  Purchase of fixed assets                                             (622,003)
                                                                      ---------
     Net cash used by investing
      activities                                                       (622,003)
                                                                      ---------
Cash flows from financing activities:
  Proceeds from debt                                                     25,000
  Proceeds from convertible debentures                                  707,811
  Capital contributions of minority interests                           175,000
  Advances from parent company                                           80,373
  Repayment of debt                                                     (10,000)
                                                                      ---------
     Net cash provided by financing
      activities                                                        978,184
                                                                      ---------

Net increase in cash and cash equivalents                                83,577

Cash and cash equivalents at beginning of year                               --
                                                                      ---------

Cash and cash equivalents at end of year                              $  83,577
                                                                      =========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                         NEO VISION, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                     For The Year Ended September 30, 1998


Reconciliation of Net Loss to Net Cash
Used by Operating Activities:

Net Loss                                                              $(675,865)
                                                                      ---------
Adjustments to reconcile net loss to
 net cash used by operating activities:

  Depreciation and amortization                                         112,260
  Minority interest in NV-1, LLC Loss                                   (44,564)
  Stock issued for services                                               6,250

Changes in Assets and Liabilities:
  Accounts receivable, net                                              (22,699)
  Prepaid expenses                                                       (1,349)
  Deposits                                                              (10,000)
  Financing costs                                                        (8,768)
  Accounts payable                                                      273,721
  Accrued taxes and other                                                25,950
  Accrued interest payable                                               57,312
  Deferred revenue                                                       15,148
                                                                      ---------

                                                                        403,261
                                                                      ---------
Net cash used by operating activities                                 $(272,604)
                                                                      =========


                  The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                         NEO VISION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies, Nature of Operations and Use of
     Estimates:

     Nature of Operations:

     Neo Vision, Inc. is a Corporation which was duly formed and organized under the laws of the State of Arizona on June 29, 1997. The Company was dormant until October 1, 1997 when operations commenced. The principal business purpose of the Company is to provide advertising, programming and information to remote audiences using computer, video and transmission technology throughout the United States.

     NV-1, LLC, is a limited liability company which was formed in August, 1997. The Company was dormant until October 1, 1997 when operations commenced. Neo Vision, Inc. owns an approximate seventy-five percent (75%) interest in the company. The principal business purpose of the Company is to own and operate a video screen, using Neo Vision, Inc.'s technology, at Meadows Mall in Las Vegas, Nevada. Minority Interests represents capital contributions of NV-1, LLC's minority partners less their proportionate share of that entities losses.

     Merger:

     On June 30, 1998, the Company entered into a merger agreement with United States Aircraft Corporation by exchanging all of its common stock for 2,000,000 shares of Class A common stock of United States Aircraft Corporation (USAC). Up to an additional 4,577,560 shares will be exchanged upon USAC's shareholders approving a change in their equity structure, as well as several other conditions occurring. The merger constituted a tax-free reorganization and will be accounted for as a reverse merger with Neo Vision, Inc. as the accounting acquirer. The consolidated financial statements include only the results of the Company for the period presented, as the transaction can be reversed if the approval of the USAC shareholders is not received.

     Principles of Consolidation:

     The consolidated financial statements include the accounts of Neo Vision, Inc., and its subsidiary, NV-1, LLC. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

     Pervasiveness of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash Equivalents:

     Cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

     Accounts Receivable:

     The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of the individual accounts outstanding, and the Company's prior history of uncollectible
     accounts  receivable.   At  September  30,  1998,  no  allowance  has  been
     established for potentially uncollectible accounts receivable, as in the opinion of management, all amounts are considered fully collectible.

                         NEO VISION, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   Summary of Significant Accounting Policies, Nature of Operations and Use of
     Estimates: (Continued)

     Debt Issue Costs:

     Debt issue costs represent costs incurred in connection with the Company's convertible debenture offering. Debt issue costs are being amortized ratably over the life of the debentures. Amortization expense for the year ended September 30, 1998 was $74,351.

     Property and Equipment:

     Propertyand equipment are recorded at cost. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. For the year ended September 30, 1998, depreciation expense was $37,909.

     A summary of the estimated useful lives is as follows:

     Furniture and fixtures                          5 years
     Home office equipment                           5 years
     Video walls                                     10 years

     Deferred Financing Costs:

     Deferred financing costs represent costs incurred in connection with the Company's attempt to secure a bank loan. Financing costs will be charged ratably over the life of the loan if successfully completed or will be charged as a period cost if the loan is not secured (See Note 8).

     Income Taxes:

     For the year ended September 30, 1998, no provisions were made for federal or state income tax expense due to the net operating loss.

     Deferred income taxes arise from timing differences resulting from revenues and expenses reported for financial accounting and tax reporting purposes in different periods. Deferred income taxes represent the estimated tax asset or liability from different depreciation methods used for financial accounting and tax reporting purposes and for timing differences in the utilization of net operating loss carryforwards and valuation allowances.

     Fair Value of Financial Instruments:

     The fair value of the Company's notes payable and convertible debentures is based on rates currently available from the bank for debt with similar terms and maturities. The carrying amounts of accounts receivable, debt issue costs, and deferred revenue approximate fair value because of the short-term maturity of these items.

2.   Note Payable:

     At September 30, 1998, note payable consisted of the following:

     $25,000 note payable to a bank, bearing interest
     at the bank's Index Rate plus 3%, due on demand;
     guaranteed by officers of the Corporation.                       $15,000
                                                                      =======

                         NEO VISION, INC.AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Convertible Debentures:

     At September 30, 1998, convertible debentures consisted of the following:

     Series A, bearing  interest at 12%, payable in common stock, convertible  at a rate of $1.00  per  share,  due  December,
     1998.                                                              $472,000

     Series B, bearing  interest at 10%, payable in common stock,
     convertible  at a rate of $1.00 per  share,  due May,  1999.        190,000


     Series C, bearing  interest at 12%, payable in common stock,
     convertible  at a rate of $1.25 per  share,  due May,  1999.        138,750
                                                                        --------
                                                                        $800,750
                                                                        ========

     The debentures further provide for automatic conversion into common stock of the Company upon completion of a merger with a public reporting entity. If all of the debentures convert, Neo Vision, Inc. would issue 833,325 shares of its common stock as of September 30, 1998, to convert the outstanding principal balance of $800,750 and accrued interest of $57,312.

     As of the date of this report, the Series A convertible debentures have not been paid. The conversion is pending completion of the merger (See Note 1).

     The Company further agreed to engage a consultant to assist in the placement of the debentures. The agreement provides for the payment of a 5% finders fee, plus the issuance of 756,828 shares of Neo Vision, Inc. common stock when certain provisions are met, plus warrants for the purchase of 160,150 shares of Neo Vision, Inc. at $3.00 per share. None of the warrants have been exercised as of September 30, 1998. Issuance of the common stock has been held in abeyance pending the merger.

4.   Due to a Related Entity:

     At September 30, 1998, $80,373 is due to USAC. The amount represents advances received from USAC, is non-interest bearing, and considered short-term in nature.

5.   Lease Obligations:

     The Company leases office space in Phoenix, Arizona under cancellable operating lease agreements with a related entity. Rent expense under these lease agreements for the year ended September 30, 1998 was $17,610.

     The Company also leases wall space for its video walls at McCarran Airport and Meadows Mall in Las Vegas, Nevada under non-cancellable operating lease agreements, expiring in June, 2003 and September, 2002, respectively. The base rent under the McCarran lease is increased annually by the greater of five percent (5%) per annum, or base rent plus twenty percent (20%) of the gross billings for advertising on the video walls. The Meadows Mall agreement provides for the payment of rent at a rate of fifteen percent (15%) of the gross consideration received for advertising on the video walls. Rent expense under these lease agreements for the year ended September 30, 1998 was $87,818.

     In  addition,   the  Company  is  currently  leasing  a  computer  under  a cancellable operating lease agreement. Rent expense under the lease agreement for the year ended September 30, 1998 was $1,320.

                         NEO VISION, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Lease Obligations: (Continued)

     A schedule of future minimum lease payments due under the non-cancellable operating leases at September 30, 1998, is as follows:

                Year
               Ending                  Amount
               ------                  ------
                1999                 $  243,250
                2000                    255,412
                2001                    268,183
                2002                    281,592
                2003                    212,714
                                     ----------
                                     $1,261,151
                                     ==========

6.   Income Taxes and Deferred Income Taxes:

     For the year ended September 30, 1998, components of deferred income taxes, are as follows:

     Long-Term Asset(Liability):

     Net operating loss carryforward                  $ 290,000
     Accumulated depreciation                            (1,000)
                                                      ---------
                                                        289,000
     Less: valuation allowance                         (289,000)
                                                      ---------
                                                      $      --
                                                      =========

     At September 30, 1998, the Company had federal and state net operating loss carryforwards available to offset future federal and state taxable income, in the approximate amount of $680,000 expiring primarily through September 30, 2013 and 2003, respectively.

     Management has established a valuation allowance equal to the benefit of the net operating loss carryforward as utilization of that benefit is uncertain.

7.   Consolidated Statement of Cash Flows:

     Non-Cash Investing and Financing Activities:

     The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments:

     For the year ended September 30, 1998, these non-cash activities are as follows:

          Stock in the amount of $6,250 was issued for services performed.

          The minority interest loss in NV-1, LLC was $44,564.

          Convertible debentures were issued net of costs of $92,939.

                         NEO VISION, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


8.   Going Concern:

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained continuing operating losses.

     The primary business of the Company is to provide advertising, programming, and information to remote audiences using video walls. Three of these video walls began operating primarily in June, 1998, the end of the development phase, and were not yet profitable in the year ended September 30, 1998.

     As shown in the accompanying statement of operations, the Company has incurred a net loss of $675,865 for the year ended September 30, 1998. Unaudited information subsequent to September 30, 1998 indicates that losses are continuing. As of September 30, 1998, the accompanying balance sheet reflects $669,615 in net stockholders' deficit and negative working capital of $1,142,041.

     The above conditions indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     Management has received agreements from most of the debenture holders to convert their convertible debentures and related accrued interest into shares of USAC upon completion of the merger. The conversion of the debentures results in a pro forma net equity of approximately $175,000. Further, the Company has received a letter of intent for a $250,000 sale and leaseback of the installed equipment at one of its locations, which management expects to be funded before mid-February, 1999, pending the completion of the lender's due diligence procedures. In addition, the monthly sales of advertising have been increasing since the end of the development phase, resulting in management's expectation of attaining positive cash flow from operations commencing in 1999.