Form 10-Q
period 1998-12-31
UNITED STATES AIRCRAFT CORP
filed 1999-02-16
CIK 350129

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------

                   QUARTERLY REPORT UNDER SECTION 13 OF 15(d)

                     of the Securities Exchange Act of 1934

                           --------------------------

        For quarter ended December 31, 1998 Commission file number 0-9974


                       UNITED STATES AIRCRAFT CORPORATION
             -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                         95-3518487
-------------------------------                    -----------------------------
(STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER I.D. NUMBER)
 INCORPORATION OR ORGANIZATION)

 3121 E. Greenway Rd., Phoenix, Arizona                        85032
----------------------------------------                  ----------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1998.

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

     Item 1.  FINANCIAL STATEMENTS
                  Consolidated Balance Sheets
                  December 31, 1998 (Unaudited)
                  and September 30, 1998                                     3


                  Consolidated Statements of
                  Operations (Unaudited) for
                  the Three Months ended
                  December 31, 1998 and 1997                                 4


                  Consolidated Statements of
                  Cash Flows (Unaudited) for
                  the Three Months Ended
                  December 31, 1998 and 1997                                 5


                  Notes to Consolidated
                  Financial Statements                                       6

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                                   11



PART II - OTHER INFORMATION                                                 14


SIGNATURES                                                                  15

               United States Aircraft Corporation and Subsidiaries
                           Consolidated Balance Sheets
                    December 31, 1998 and September 30, 1998


                                                    December 31,  September 30,
                                                        1998          1998
                                                   ------------   -----------
                             Assets                 (Unaudited)
Current Assets
  Cash                                             $     1,160    $     8,070
  Accounts receivable                                   79,569         75,902
  Notes receivable                                       1,500          1,500
  Prepaid expenses                                      30,978          7,844
                                                   -----------    -----------
     Total current assets                              113,207         93,316
Note receivable, net of current portion                 25,000         25,000
Investment, Neo Vision, Inc.                           152,338        103,338
Property & equipment, net of
  accumulated depreciation                              47,443         47,613
Agency acquisitions, net of amortization                79,040         84,555
Goodwill, net                                          101,840        103,339
Course materials                                        13,263         13,754
Other                                                   13,243         13,874
                                                   -----------    -----------
                                                       545,374        484,789
                                                   -----------    -----------
                       Liabilities & Stockholder's Equity

Current Liabilities
  Current portion of long-term debt                     26,000         26,000
  Notes payable, bank                                   30,000         30,000
  Convertible debentures & related
    accrued interest                                    91,817         90,041
  Accounts payable                                      86,566         90,734
  Accrued expenses                                     258,382        214,062
  Unearned tuition                                      67,153         62,900
                                                   -----------    -----------
                                                       559,918        513,737
Long term debt, net of current portion                   2,415          5,360

       Total liabilities                               562,333        519,097

Stockholders' Equity
  Capital stock
    Class A: $.50 par value,
      10,000,000 shares authorized,
      9,927,504 issued                               4,963,752      4,963,752
    Class B: $.001 par value,
      5,000,000 shares authorized,
      4,962,801 issued                                   4,963          4,963
  Paid in capital                                   (1,838,862)    (1,838,862)
  Retained earnings (deficit)                       (3,146,812)    (3,164,161)
                                                   -----------    -----------
                                                       (16,959)       (34,308)
                                                   -----------    -----------
                                                   $   545,374    $   484,789
                                                   -----------    -----------

   The accompanying notes are an integral part of these financial statements.

               United States Aircraft Corporation and Subsidiaries
                      Consolidated Statements of Operations
              For the Three Months Ended December 31, 1998 and 1997
                                   (Unaudited)


                                                      1998            1997
                                                  -----------     -----------
Revenue
 Real estate education                            $   108,980     $    95,352
 Travel agency                                        271,330         415,278
 Other                                                 90,000           1,010
                                                  -----------     -----------
    Total revenue                                     470,310         511,640
                                                  -----------     -----------
Expenses
 Cost of sales-travel agency                          240,113          71,389
 Personnel expenses                                    83,580         102,466
 Facility cost                                         16,578          12,249
 Other operating cost                                  35,124          16,872
 General and administration                            63,960          19,897
                                                  -----------     -----------
                                                      439,355         522,873
                                                  -----------     -----------
    Income (loss) before interest
    expense, depreciation and
    amortization                                       30,955         (11,233)

Interest expense                                        3,445           3,503

Depreciation and amortization                          10,161           9,634
                                                  -----------     -----------

       Net income (loss)                          $    17,349     $   (24,370)
                                                  ===========     ===========

Net income (loss) per share                       $      .001     $     (.002)
                                                  -----------     -----------
Weighted number of shares
outstanding                                        14,890,305      11,245,305
                                                  -----------     -----------

        The accompanying notes are an integral part of these statements.

               United States Aircraft Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the Three Months Ended December 31, 1998 and 1997
                                   (Unaudited)

                                                             1998        1997
                                                           --------    --------
Cash Flows From Operating Activities
  Net income (loss)                                         17,349     (24,370)
  Adjustments to reconcile net to cash
   used by operating activities
    Depreciation                                             2,662       2,662
    Amortization                                             7,499       6,972
    Net increase (decrease) in current liabilities
     and (increase) decrease in accounts receivable
     prepaid expense and other assets                      (28,983)     14,277
                                                          --------    --------
  Net cash provided by (used by)
    operating activities                                    (1,473)       (459)

Cash flows from investing activities
  Reduction in advance to officer                                       12,217
  Addition to land                                                     (10,240)
  Disposition (acquisition) of equipment                    (2,492)       (417)
                                                          --------    --------
  Net cash provided by (used by)
    investing activities                                    (2,492)      1,560
                                                          --------    --------
Cash flows from financing activities
  Decrease in long-term debt                                (2,945)     (2,333)
                                                          --------    --------
  Net cash provided by (used by)
  financing activities                                      (2,945)     (2,333)
                                                          --------    --------

Net increase (decrease) in cash                             (6,910)     (1,232)

Cash, Beginning of Period                                    8,070      20,427
                                                          --------    --------

Cash, End of Period                                       $  1,160    $ 19,195
                                                          --------    --------

        The accompanying notes are an integral part of these statements.

                       UNITED STATES AIRCRAFT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              DECEMBER 31, 1998 (UNAUDITED) AND SEPTEMBER 30, 1998

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

For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-K for the year ended September 30, 1998.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of United States Aircraft Corporation and its subsidiaries (hereinafter referred to as "the Company") except Neo Vision, Inc whose exchanges agreement was entered into on June 30, 1998. Neo Vision has not been consolidated until its acquisition has been fully assured. The balance sheet as of December 31, 1998 for Neo Vision, Inc and the related statements of operations and cash flows for the three months ended December 31, 1998 are presented in Note 3 and pro forma financial information is presented in Note 4. All intercompany transactions have been eliminated in consolidation.

For further information concerning significant accounting policies, refer to the audited financial statements and footnotes thereto in the Company's Form 10-K for the year ended September 30, 1998.

NOTE 3 - ACQUISITION - NEO VISION INC.

At June 30, 1998  acquired  all of the  outstanding  shares of Neo Vision,  Inc.
whose principal business purpose is to provide advertising, programming and information to remote audiences using computer, video and transmission technology throughout the United States. The merger was closed with the exchange of 2,000,000 shares of the Company's Class A common stock for all of the outstanding shares of Neo Vision, Inc. The exchange agreement requires that an amendment and restatement of the Company's Certificate of Incorporation be approved by the stockholders authorizing (i) the reclassification of the Company's Class A Common Stock and Class B Common Stock in a single new class of Common Stock ("New Common Stock,") pursuant to the following ratios: shares of Class A Common Stock will be reclassified into shares of New Common Stock on the basis of 10 shares of Class A Common Stock into one share of New Common Stock and 13 shares of Class B Common Stock into one share of New Common Stock; (ii) the issuance of up to 100,000,000 shares of New Common Stock: (iii) the issuance of up to 75,000,000 shares of preferred stock: (iv) the change of the name of the Company from United States Aircraft Corporation to Neo Vision Corporation, Inc. and (v) make certain technical amendments to the Company's Certificate of Incorporation. The exchange agreement provides that if the amendment and restatement of the Certificate of Incorporation is not approved by a majority of each of the Class A and Class B stockholders then the Neo Vision stockholders can each elect to rescind their exchange of shares with the Company.

              UNITED STATES AIRCRAFT CORPORATION, AND SUBSIDIARIES

NOTE 3 - ACQUISITION - NEO VISION INC. (CONTINUED)

The financial statements of Neo Vision, Inc. will not be consolidated with the Company, until approval of the amendment and restatement of the Certificate of incorporation is fully assured and the investment is being accounted pursuant to the cost method. At September 30, 1998, the investment in Neo Vision, Inc. representing the initial 2,000,000 Class A Common Stock shares issued for all of the outstanding shares of Neo Vision, Inc. has been recorded for financial reporting purposes at $22,965, which represents the portion of the total investment in Neo Vision Inc. represented by the initial issuance of the Company's Class A shares. The investment, Neo Vision, Inc, includes the following:

            Acquisition of Neo Vision, Inc.
              common shares                                $  22,965

            Management Fee Receivable
              from Neo Vision Inc.                           129,373
                                                           ---------
                                                           $ 152,338
                                                           ---------

The management fees are expected to be received from the future operating profits of Neo Vision, Inc. and the proceeds of its planned capital infusion.

Upon approval of the amendment and restatement of the Certificate of Incorporation an additional 3,977,560 shares of the New Common Stock will be issued to the former stockholders of Neo Vision, Inc., approximately 973,000 shares of the New Common Stock will be in exchange for the outstanding Neo Vision, Inc convertible debentures and 753,000 shares of the New Common Stock issued in payments of fees to a Neo Vision, Inc. financial advisor. When the acquisition of Neo Vision, Inc is fully assured it will be accounted for under the purchase method of accounting with a reverse merger and Neo Vision, Inc being the acquirer for financial reporting purposes.

              UNITED STATES AIRCRAFT CORPORATION, AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 3 - ACQUISITION - NEO VISION INC. (CONTINUED)

The following unaudited Pro forma Consolidated Balance Sheets of United Stated Aircraft Corporation as of December 31, 1998 sets forth the consolidation of United States Aircraft Corporation with Neo Vision, Inc. under the purchase method of accounting with a reverse merger and Neo Vision, Inc. being the acquirer for financial reporting purposes. The pro forma adjustments report the exchange of the Class A and Class B shares for the New Common stock, the issuance of 4,577,560 additional New Common shares pursuant to the Exchange Agreement and approximately 1,126,000 of New Common shares for the conversion of the Neo Vision, Inc convertible debentures.

                UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEETS -
                                December 31, 1998

                                    United States
                                    Aircraft Corp.                      Pro Forma                        Neo Vision
                                   And Subsidiaries  Neo Vision, Inc.    Combined     Adjustments        Corporation
                                  -----------------  ---------------   -----------   -----------         -----------
Assets
Current Assets
 Cash                                $     1,160      $    5,646      $     6,806                         $    6,806
 Accounts Receivable                      79,569          57,481          137,050                            137,050
Notes Receivable                           1,500                            1,500                              1,500
Prepaid expenses                          30,978          11,489           42,467                             42,467
                                     -----------      ----------      -----------                         ----------
Total current asets                      113,207          74,616          187,823                            187,823
Investment, Neo Vision, Inc.             152,338                          152,338     (152,338)(3)(4)(5)
Note receivable, net of current
portion                                   25,000                           25,000                             25,000
Property & equipment, net                 47,443         564,371          611,814                            611,814
Agency acquisition, net of
amortization                              79,040                           79,040                             79,040
Goodwill, net                            101,840                          101,840                            101,840
Course materials                          13,263                           13,263                             13,263
Other                                     13,243          28,566           41,809                             41,809
                                     -----------      ----------      -----------                         ----------
   Total assets                          545,374         667,553        1,212,927                          1,060,589
                                     -----------      ----------      -----------                         ----------
LIABILITIES & STOCKHOLDER'S EQUITY
Current Liabilities
 Note Payable, bank                  $    30,000          40,393           70,393                             70,393
 Current portion of long-term
 debt                                     26,000                           26,000                             26,000
 Convertible debentures &
 related accrues interest                 91,817         798,297          890,114     (798,297)(6)            91,817
 Accounts payable                         86,566         291,384          377,960                            377,960
 Accrued expenses                        258,382          30,936          289,318      (25,950)(6)           263,368
 Unearned revenue                         67,153          12,360           79,513                             79,513
                                     -----------      ----------      -----------                         ----------
   Total current liabilities             559,918       1,173,380        1,733,298                            909,051

Due to United States Aircraft Corp.                      129,373          129,373     (129,373)(5)
Long term debt, net                        2,415                            2,415                              2,415
Minority Interest in Neo Vision
LLC                                                      136,096          136,096                            136,096
Stockholders' Equity - Capital stock
 Class A: $.50 par value,
 9,927,504 issued                      4,963,752                        4,963,752   (4,963,752)(1)
 Class B: $.001 par value,
 4,962,801 issued                          4,963                            4,963       (4,963)(2)
 Common Stock, Neo Vision, Inc                             6,250            6,250       (6,250)(4)
 New Common Shares
 $.001 par value, 7,078,303 issued                                                       7,078(1)(2)(3)(6)     7,078
 Paid in Capital                      (1,838,862)                      (1,838,862)   2,622,357(1)(2)(3)(6)   783,495
 Retained earnings (deficit)          (3,146,812)       (777,546)      (3,924,358)   3,146,812(4)           (777,546)
                                     -----------      ----------      -----------                         ----------
                                         (16,959)       (771,296)        (788,255)                            13,027
                                     -----------      ----------      -----------                         ----------
Total liabilities and stockholders'
 equity                              $   545,374      $  667,553      $ 1,212,927                         $1,060,589
                                     -----------      ----------      -----------                         ----------

           See explanation of pro forma adjustments on following page.

              UNITED STATES AIRCRAFT CORPORATION, AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 3 - ACQUISITION - NEO VISION, INC. (CONTINUED)

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

     6. To record the conversion of the Neo Vision, Inc convertible debentures, accrued interest to December 31, 1998 and the payment of financial consulting fees all through the issuance of approximately 1,126,000 shares of New Common stock.

              UNITED STATES AIRCRAFT CORPORATION, AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 3 - ACQUISITION - NEO VISION SYSTEMS, INC. (CONTINUED).


The following unaudited consolidated statements of operations of Unites States Aircraft Corporation for the quarter ended December 31, 1998 sets forth the consolidation of United States Aircraft Corporation with the Neo Vision, Inc. under the purchase method of accounting as if the acquisition was completed on October 1, 1998.


                   UNAUDITED PRO FORMA STATEMENTS OF OPERATIONS
                     FOR THE QUARTER ENDED DECEMBER 31, 1998

                                   United States                                     Neo Vision
                                   Aircraft Corp.                       Pro Forma   Corporation
                                  And Subsidiaries   Neo Vision, Inc.  Adjustments  Consolidated
                                  ----------------   ----------------  -----------  ------------
Revenue
 Real estate education              $ 108,980                                        $ 108,980
 Travel Agency                        271,330                                          271,330
 Video Wall advertising                                 143,572                        143,572
 Other                                 90,000                          (90,000)(1)
                                    ---------         ---------                      ---------
Total revenue                         470,310           143,572                        523,882
                                    ---------         ---------                      ---------
Expenses
 Cost of sales                        240,113           100,461                        340,574
 Personnel expenses                    83,580            16,360                         99,940
 Facility cost                         16,578             4,232                         20,810
 Other operating cost                  35,124            57,080                         92,204
 General and administration            63,960            90,000        (90,000)(1)      63,960
 Depreciation and amortization         10,161            10,818                         20,979
                                    ---------         ---------                      ---------
    Total expenses                    449,515           278,951                        638,466
                                    ---------         ---------                      ---------
    Income (loss) before interest
     expense and minority interest     20,795          (135,379)                      (114,584)
Interest expense                        3,446            28,198                         31,644
                                    ---------         ---------                      ---------
Net income (loss)                   $  17,349         $(163,577)                     $(146,228)
                                    =========         =========                      =========
Pro forma net income (loss) per
New common shares (2)                                                                     (.02)
                                                                                     ---------

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

Comparison Three months ended December 1998 to 1997

         The total revenue of $470,310 for the year three month ended December 31, 1998 is made up of $108,980 or 23% from the real estate education segment and $271,330 or 58% from the travel agency segment with the remaining 90,000 or 19% consisting o the management fee charged to Neo Vision, Inc. Total revenue decreased by 41,330 in 1998 compared to a $427,268 increase in 1997. The 1998 revenue decrease consists of an increase in real estate education revenue of $13,628, a decrease in travel agency sales of $143,948 and management fees and other revenues of 88,990.

         The  loss  before  interest,   depreciation  and  amortization  expense
decreased by $42,188 and consists of the following:

Decrease in Real Estate Education 1998
  income before interest, depreciation
  and amortization over 1997                                   $(10,615)

Decrease in Travel Agency 1998
  loss before interest, depreciation
  and amortization loss over 1997                              $  7,876

Increase in consulting and other income                        $ 88,990

Increase in general corporate overhead                         $ 44,063

         The decrease in real estate education 1998 results over 1997 consists of the following:

                                                               Increase
                                       1998         1997      (Decrease)
                                     --------     --------     --------
         Revenue                     $108,980     $ 95,352     $ 13,628
                                     --------     --------     --------
           Costs and expenses

           Personnel expense           66,645       54,071       12,574
           Facility cost               14,924       10,472        4,452
           Other operating cost        24,089       16,872        7,217
                                     --------     --------     --------
             Total                    105,658       81,415       24,243
                                     --------     --------     --------
         Income before interest,
         depreciation and
         amortization                $  3,322     $ 13,737     $(10,615)
                                     ========     ========     ========

         The adult education division results declined by $10,615. The decline was due to a $24,243 increase in operating costs offset by a $13,628 increase in revenues. The revenue increase is the result of additional enrollments including those at the new East campus. The operating cost increase consists of an $12,574 increase in personnel expense, including additional marketing personnel, $4,452 increase in facility costs and $7,217 increase in other operating costs.

         The  decrease  in  the  travel   agency  1998  loss  before   interest,
depreciation and amortization consists of the following:

                                                                       Increase
                                               1998         1997      (Decrease)
                                            ---------    ---------    ---------
         Sales                              $ 271,330    $ 415,278    $(143,948)

         Costs of sales                       240,113      371,389     (131,276)
                                            ---------    ---------    ---------
           Gross profit                        31,217       43,889      (12,672)
                                            ---------    ---------    ---------
         Operating costs
           Personnel expense                   16,936       48,376      (31,460)
           Facility cost                        1,154        1,776         (122)
           Other operating costs               11,425          391       11,034
                                            ---------    ---------    ---------
             Total                             30,015       50,563      (20,548)
                                            ---------    ---------    ---------

         Income (loss) before interest,
           depreciation and amortization        1,202       (6,674)      (7,876)
                                            ---------    ---------    ---------

         Sales for the travel agency operation decreased by $143,948 for the quarter ended December 31, 1998 over the agencies sales for the three months ended December 31, 1997 with a gross profit decrease of $12,672. The sales decrease was the result of the travel agency restructuring completed in January 1998. The gross profit percentage improved from 10.5% to 11.5% primarily due to an increase in the portion of sales attributable to cruise and tours sales where the gross profit percentage generally ranges from 10% to 13%. Operating costs for the quarter were $30,015 compared to $50,563 for the three months ended December 31, 1997, which reflects the restructuring of travel agency operations to reduce the fixed operating costs to approximate $30,000 per quarter.

         Other revenue consists of the $90,000 of management fees from Neo Vision, Inc., the unconsolidated subsidiary acquired on June 30, 1998, which exceeded other miscellaneous income for 1997 by $88,990. The management fee of $90,000 represents the $30,000 per month charge to Neo Vision, Inc. for executive management, general and administrative expense provided by the Company.

         General corporate overhead increased by 44,063 primarily due to management compensation increases resulting primarily from the June 30, 1998 acquisition of Neo Vision, Inc.

FINANCIAL CONDITION,  LIQUIDITY AND CAPITAL RESOURCES

         The working capital deficit increased $26,290 from September 30, 1998 to $446,711. Current assets increased by $19,891 from September 30, 1998 to $113,207. The increase consists of a $6,910 decrease in cash, a $3,667 increase in accounts receivable, and a $23,134 increase in prepaid expenses.

         Current liabilities increased $46,181 from September 30, 1998 to $559,918. The increase consists of a $1,776 increase related to the accrued interest on the Company's convertible debentures, a $4,168 decrease in accounts payable and a $44,320 increase in accrued expenses which consists primarily of increase in the estimated compensation due executive officers. Unearned tuition increased by $4,253.

         The long term note receivable of $25,000 relates to the sale of Hansen and Associates Inc. Property and equipment decreased by $170 as a result of equipment acquisitions of $2,492 offset by depreciation of $2,662. Goodwill decreased by $1,499 due to amortization. Course materials decreased by $491 due to amortization. Other assets decreased by $631.

         The Company has formed RVP-LLC, an Arizona limited liability company for the purpose of owning recreational vehicle parks that will be leased to and operated by the Company. The operating agreement provides that the Company will manage RVP-LLC and that profits and losses will be allocated 90% to a trust whose trustee is the individual from whom the RV Park consulting fee has been earned, with the remainder allocated to the Company.

         The Company has earned a consulting fee of $412,999 relating to its research project on the recreational vehicle park industry net of its contribution to RVP-LLC. The Company for over two years has investigated the recreational vehicle park industry and instituted a program to establish a chain of RV Parks. In connection therewith, the Company has earned a consulting fee for its research and development of the RV Parks program from which it will contribute $1,700,000 to RVP-LLC. The net consulting fee at September 30, 1998 consists of the following:

       Fee, net of contribution to RVP-LLC                $300,000
       Equity in RVP-LLC.                                  112,999
                                                          --------
                                                          $412,999
                                                          ========

         No additional consulting fees were earned during the quarter ended December 31, 1998.

         The consulting fee revenue was earned upon completion of the research and the agreement with the unrelated individual who is the trustee of the family trust that holds 90% of RVP-LLC. However, for financial reporting purposes the consulting fee revenue will not be recognized until it is received, since there is insufficient evidence to assure its realization. Management believes the consulting fee, which is expected to be revenue with an infrequent occurrence, will be collected in the year ending September 30, 1999. The costs related to earning the consulting fee consisted primarily of executive compensation and travel all of which has been expensed over the period of the project.

         On June 30, 1998 the Company  approved  the  transfer to RVP-LLC of the
35.66 acres of land in Glenn County, California subject to trust deeds payable in the amount of $601,000. The 35.66 acres of land transferred to RVP-LLC resulted in $12,516 being included as the original investment in RVP-LLC. The $12,516 represents the excess of the land cost at June 30, 1998 over the balance of the trust deeds payable and it has been included in the Company's general and administrative expenses for the year ended September 30, 1998. The land was acquired for the purpose of developing the initial recreational vehicle park of the planned chain of RV parks. The holder of the second trust deed filed a notice of default due to non payment of interest. The LLC determined not to reinstate the defaulted trust deed and in August 1998, RVP-LLC lost the California land in a foreclosure sale. There are no collection activities being pursued by the trust deed noteholders and management does not believe there will be any collection efforts.

         At September 30, 1998, the members equity of RVP-LLC is $1,707,500 and consists of primarily of the $1,700,000 capital contribution to be received from the consulting fee which for financial reporting purposes reduces the member's equity of RVP-LLC until the capital contribution of $1,700,000 is received. The Company's interest in the RVP-LLC, if the capital contributions were recognized, would be approximately $135,988.

         The July and August 1997 purchase price of the travel agencies exceeded the indentifiable tangible assets of the agencies by $110,288 and relates primarily to the value of the income production of the approximately 175 Home Based Travel Agents who place their travel sales through FirsTravel . The original cost has been reduced by amortization of $31,248 with $5,514 of amortization being recorded in the three months ended December 31, 1998.

         Long-term debt decreased by $2,945 due to payments. The convertible debentures of $56,450 plus the related accrued interest are classified as current liabilities as they were due on December 31, 1996. Currently, the debentures remain unpaid and the Company believes that they will eventually be retired through conversion to the Company's Class A common stock or the New Common Stock to be authorized; although no assurance that such a conversion will be elected by the debenture holders. If the debentures holders do not elect to convert into the Company's New Common Stock, they could demand payment and seek enforcement through legal action; however, the Company has had no contact with the debentures holders.

         The report by the Company's independent certified public accountant on the Company's financial statements for the fiscal year ended September 30, 1998 states that the Company's significant operating losses raise substantial doubt about the Company's ability to continue as a going concern. The net loss for the year ended September 30, 1998 primarily results from the increase in general and administrative expenses related to increases in the management team and their compensation, which have been made to facilitate the planned expansion including the acquisition and expansion of Neo Vision, Inc. Management projects that all of its operating units including Neo Vision, Inc. will operate at a sufficient profit to cover all of its general and administrative expenses during the year ended September 30, 1999. To accomplish its planned expansion and resulting profitability, management has adopted a program to expand its existing services operations plus the acquisition of other service organization; however, the expansion program requires the resolution of its working capital deficiency and the infusion of additional capital for which the following program has been adopted.

         The internal sources of liquidity include the acquisition of Neo Vision, and its projected profitability, the collection of the net consulting fee, and the anticipated conversion of the convertible debentures all of which are expected to resolve the current working capital deficiency. However, the Company intends to rapidly expand its newly acquired Neo Vision operation by the expected installation of 21 and 36 video walls in the years ended September 30, 1999 and 2000, respectively at a projected cost of $250,000 for each wall. The planned expansion will require capital from external sources of approximately $3,000,000 to $5,000,000 by early 1999. Neo Vision has engaged financial advisors to assist in the funding of its capital needs for the planned expansion, including private placements. Management believes that the funding will be a combination of long-term lease, convertible debt financing or the preferred stock to be authorized and that it will be funded in time to complete the expected installation of video walls in the year ended September 30, 1999. However, the Company does not intend to make material commitments for further capital expenditures until financing becomes available. Additionally, the Company is aggressively investigating acquisitions of adult education, travel services, or other operations that are compatible with the existing operations and that can be acquired for the Company's common stock or with debt that is retired from the cash flow from the acquired operation. No assurance can be given that the acquisitions or installation of the video walls will be completed or the private placement to obtain the required capital infusion will be successful.

PART II.  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

               a.  27 - Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             UNITED STATES AIRCRAFT CORPORATION

Date: February 16, 1999      /s/ Albert C. Lundstrom
     ------------------      -------------------------------------------
                             Albert C. Lundstrom, President and Chief
                             Executive Officer


Date: February 16, 1999      /s/ Harry V. Eastlick
     ------------------      -------------------------------------------
                             Harry V. Eastlick, Chief Financial Officer