Form 10-Q/A
period 1998-06-30
UNITED STATES AIRCRAFT CORP
filed 1999-03-02
CIK 350129

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                 FORM 10-Q/A

                QUARTERLY REPORT UNDER SECTION 13 OF 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                             ----------------------

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
                     9,927,504                   Class A
                     4,962,801                   Class B

                       UNITED STATES AIRCRAFT CORPORATION

                          COMMISSION FILE NUMBER 0-9974

                                  FORM 10-Q / A

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                 Consolidated Balance Sheets
                 June 30, 1998 (Unaudited) and September 30, 1997           3

                 Consolidated Statements of Operations (Unaudited)
                 for the Three and Six Months Ended June 30, 1998
                 and 1997                                                   4

                 Consolidated Statements of Cash Flows (Unaudited)
                 for the Three and Six Months Ended June 30, 1998
                 and 1997                                                   5

                 Notes to Consolidated Financial Statements                 6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS             8

PART II - OTHER INFORMATION                                                12

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          12

         ITEM 5.  OTHER INFORMATION                                        12

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         13

SIGNATURES                                                                 13

               UNITED STATES AIRCRAFT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1998 AND SEPTEMBER 30, 1997


                                           JUNE 30, 1998
                                            (UNAUDITED)       SEPTEMBER 30, 1997
                                           -------------      ------------------
                                 ASSETS
Current assets
  Cash                                     $    16,465           $    20,427
  Accounts Receivable                           90,497                69,311
  Notes Receivable                               6,250                 8,000
  Prepaid Expenses                              24,393                21,800
                                           -----------           -----------
    Total Current Assets                       137,605               119,538
Advance to Officer                              27,769
Note Receivable, Net of Current Portion         26,500                32,000
Land Held for Development                      613,617               577,327
Property & Equipment, Net of
  Accumulated Depreciation                      50,351                57,154
Investment - Neo Vision                         22,965
Agency Acquisition, Net of Amortization         88,231               104,774
Goodwill, Net                                  104,542                87,308
Course Materials                                14,245                15,718
Other                                            5,776                24,527
                                           -----------           -----------
                                             1,063,832             1,046,115
                                           -----------           -----------

                       LIABILITIES & STOCKHOLDER'S EQUITY

Current Liabilities
  Note Payable, Bank                            30,000
  Current Portion of Long-term Debt             28,000                37,775
  Trust Deed Notes Payable With Land for
    Development as Collateral                  601,000               601,000
  Convertible Debentures & Related
    Accrued Interest                            88,265                82,938
  Accounts Payable                              65,291                86,159
  Accrued Expenses                              76,989                68,263
  Unearned Tuition                              76,266                45,290
                                           -----------           -----------
    Total Current Liabilities                  965,811               921,425

Long Term Debt, Net of Current Portion          13,870                19,979

Stockholders' Equity
  Capital Stock
    Class A: $.50 Par Value,
      10,000,000 Shares Authorized,
      7,927,504 Issued                       4,963,752             3,826,252
    Class B: $.001 Par Value,
      5,000,000 Shares Authorized,
      4,962,801 Issued                           4,963                 4,963
  Paid in Capital                           (1,838,862)             (751,827)
  Retained Earnings (Deficit)               (3,045,702)           (2,974,677)
                                           -----------           -----------
                                                84,151               104,711
                                           -----------           -----------
                                           $ 1,063,832           $ 1,046,115
                                           -----------           -----------

        The accompanying notes are an integral part of these statements.

               UNITED STATES AIRCRAFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                         JUNE 30                   JUNE 30
                                ------------------------   ------------------------
                                    1998         1997         1998          1997
                                    ----         ----         ----          ----
Revenue
 Real Estate Education          $   125,268  $   115,352   $   343,377  $   308,870
 Travel Agency                      358,153    1,054,770
 Other                                  709        1,010         1,734
                                -----------  -----------   -----------  -----------
Total Revenue                   $   483,421  $   116,061   $ 1,399,157  $   310,604
                                -----------  -----------   -----------  -----------
Expenses
 Costs of Sales Travel
 Agency                             323,450      949,960
 Personnel Expenses                  78,864       67,056       266,110      191,640
 Facility Cost                       14,472       13,056        48,122       31,756
 Other Operating Cost                38,540       19,590        90,436       59,724
 General and Administration          29,396       20,525        72,939       48,447
                                -----------  -----------   -----------  -----------
                                    484,722      120,227     1,427,567      331,567
                                -----------  -----------   -----------  -----------
    Income (Loss) Before
    Interest Expense,
    Depreciation and
    Amortization                     (1,301)      (4,166)      (28,410)     (20,963)

Interest Expense                      7,042        3,842        13,433       10,767

Depreciation and Amortization         9,913        4,174        29,182       12,519
                                -----------  -----------   -----------  -----------
Income (Loss) From Continuing
Operations                          (18,256) $   (12,182)      (71,025) $   (44,249)

Income (Loss) From
Discontinued Operations              (1,273) $    (4,079)
                                -----------  -----------   -----------  -----------

Net Income (Loss)               $   (18,256) $   (13,455)  $    71,025  $   (48,328)
                                -----------  -----------   -----------  -----------

Net Income (Loss) Per Share     $     (.001) $     (.001)  $     (.005) $     (.004)
                                -----------  -----------   -----------  -----------

Weighted Number of Shares
   Outstanding                   12,890,305   11,695,305    12,781,971   11,494,379
                                -----------  -----------   -----------  -----------

        The accompanying notes are an integral part of these statements.

               UNITED STATES AIRCRAFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                               JUNE 30             JUNE 30
                                        ------------------    -----------------
                                           1998      1997      1998       1997
                                           ----      ----      ----       ----
Cash Flows From Operating Activities
  Net Income (Loss)                     ($18,256) ($13,455)  $(71,025) $(48,328)

  Adjustments to Reconcile Net to Cash
    Used by Operating Activities
  Depreciation                             2,612     2,481      7,986     7,443
  Amortization                             7,251     2,090     21,196     6,268

  Net Increase (Decrease) in Current
   Liabilities and (Increase) Decrease
   in Accounts Receivable
   Prepaid Expense and Other Assets       29,098    10,431     63,469    50,571
                                        --------  --------   --------  --------
Net Cash Provided by (Used By)
  Operating Activities                    20,705     1,547     21,626    15,954
                                        --------  --------   --------  --------
Cash Flows From Investing Activities
  Reduction in Advance to Officer          4,026    27,769
  Addition to Land Held for Development  (11,384)   (3,374)   (36,290)   (5,903)
  Disposition (Acquisition) of Equipment  (1,322)   (1,183)    (6,216)
                                        --------  --------   --------  --------
Net Cash Provided by (Used By)
  Investing Activities                    (7,358)   (4,696)    (9,704)  (12,119)
                                        --------  --------   --------  --------
Cash Flows From Financing Activities
  Decrease in Long-term Debt              (3,903)   (2,985)   (15,884)   (8,375)
                                        --------  --------   --------  --------
  Net Cash Provided by (Used By)
  Financing Activities                    (3,903)   (2,985)   (15,884)   (8,375)
                                        --------  --------   --------  --------

Net Increase (Decrease) in Cash            9,444    (6,134)    (3,962)   (4,540)
Cash Beginning of Period                   7,021    11,731     20,427    10,137
                                        --------  --------   --------  --------
Cash, End of Period                     $ 16,465  $  5,597   $ 16,465  $  5,597
                                        --------  --------   --------  --------

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

NOTE 3 - NEO VISION, INC. ACQUISITION

At June 30, 1998, the Company acquired all of the outstanding shares of Neo Vision, Inc. whose principal business purpose is to provide advertising, programming and information to remote audiences using computer, video and transmission technology throughout the United States. The acquisition was closed with the exchange of 2,000,000 shares of the Company's Class A common stock for all of the outstanding shares of Neo Vision, Inc. The exchange agreement requires that an amendment and restatement of the Company's Certificate of Incorporation be approved by the stockholders authorizing (i) the reclassification of the Company's Class A Common Stock and Class B Common Stock in a single new class of Common Stock ("New Common Stock,") pursuant to the following ratios: shares of Class A Common Stock will be reclassified into shares of New Common Stock on the basis of 10 shares of Class A Common Stock into one share of New Common Stock and 13 shares of Class B Common Stock into one share of New Common Stock; (ii) the issuance of up to 100,000,000 shares of New Common Stock: (iii) the issuance of up to 75,000,000 shares of preferred stock: (iv) the change of the name of the Company from United States Aircraft Corporation to Neo Vision Systems, Inc. and (v) make certain technical amendments to the Company's Certificate of Incorporation. The exchange agreement provides that if the amendment and restatement of the Certificate of Incorporation is not approved by a majority of each of the Class A and Class B stockholders then the Neo Vision stockholders can each elect to rescind their exchange of shares with the Company.

              UNITED STATES AIRCRAFT CORPORATION, AND SUBSIDIARIES

NOTE 3 - ACQUISITION - NEO VISION INC. (CONTINUED)

The financial statements of Neo Vision, Inc. will not be consolidated with the Company, until approval of the amendment and restatement of the Certificate of incorporation is fully assured and the investment is being accounted pursuant to the cost method. At June 30, 1998, the investment in Neo Vision, Inc. representing the initial 2,000,000 Class A Common Stock shares issued for all of the outstanding shares of Neo Vision, Inc. has been recorded for financial reporting purposes at $22,965, which represents the portion of the total investment in Neo Vision Inc. represented by the initial issuance of the Company's Class A shares.

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

NOTE 4 - INVESTMENT IN RV PARK, LLC

The Company is to form RVP-LLC, an Arizona limited liability company for the purpose of owning recreational vehicle parks that will be leased to and operated by the Company. The operating agreement will provide that the Company will manage RVP-LLC and that profits and losses will be allocated 90% to a trust whose trustee is the individual from whom the RV Park consulting fee has been earned, with the remainder allocated to the Company.

The Company has earned a consulting fee of $412,999 relating to its research project on the recreational vehicle park industry net of its contribution to RVP-L.L.C. The Company for over two years has investigated the recreational vehicle park industry and instituted a program to establish a Chain of RV Parks. In connection therewith, the Company has earned a consulting fee for its research and development of the RV Parks program from which it will contribute $1,700,000 to RVP-LLC. The net consulting fee at June 30, 1998 consists of the following:

          Fee, net of contribution to RVP-L.L.C.     $300,000
          Equity in RVP-L.L.C.                        112,999
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

On June 30, 1998 the Company approved the transfer to RVP-LLC of the 35.66 acres of land in Glenn County, California subject to trust deeds payable in the amount of $601,000. The 35.66 acres of land transferred to RVP-LLC resulted in $12,617 being included as the original investment in RVP-LLC. The $12,617 represents the excess of the land cost at June 30, 1998 over the balance of the trust deeds payable and it has been included in the Company's general and administrative expenses in the quarter ended September 30, 1998. The land was acquired for the purpose of developing the initial recreational vehicle park of the planned chain of RV parks. The holder of the second trust deed filed a notice of default due to non payment of interest. The LLC determined not to reinstate the defaulted trust deed and in August 1998, RVP-LLC lost the California land in a foreclosure sale. There are no collection activities being pursued by the trust deed noteholders and management does not believe there will be any collection efforts.

At June 30, 1998, the members equity of RVP-LLC is $1,707,500 and consists of primarily of the $1,700,000 capital contribution to be received from the consulting fee which for financial reporting purposes reduces the member's equity of RVP-LLC until the capital contribution of $1,700,000 is received. The Company's interest in the RVP-LLC, if the capital contributions were recognized, would be approximately $135,988.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      RESULTS OF OPERATIONS

COMPARISON NINE MONTHS ENDED JUNE 30, 1998 TO 1997

The loss before interest, depreciation and amortization expense increased by $7,447. and consists of the following:

      Increase in Real Estate Education 1998
        Results over 1997                                    $ 34,927

      Results from travel agency operation during
        the nine months ended June 30, 1998 with no
        comparable amount for 1997                           $(17,158)

      Increase in general corporate overhead                 $(24,492)

      Decrease in other revenue                              $   (724)

The results from the adult education division improved by $34,927. The improvement was due to an $34,507 increase in revenues plus a $420 decrease in operating costs. The revenue increase is the result of additional enrollments including those at the new East campus, and due to a $4,005 increase in advertising revenue related to the publication of the Renewal News. The operating cost decrease consists of an $11,067 decrease in personnel expense, $12,484 increase in facility costs and $1,837 decrease in other operating costs.

The travel services operation was started on July 1, 1997 with the purchase of an existing travel agency and the operating results are included during the nine months ended June 30, 1998 with no comparable amounts for the nine months ended June 30, 1997 as follows:

                                                           Amount
                                                           ------
      Sales                                               $1,054,770

      Cost of sales                                       $  949,960

      Gross profit                                           104,810

      Operating Costs
      Personnel expense                    $85,537

      Facility cost                          3,882

      Other operating costs                 32,549
                                        ----------
           Total operating costs                             121,968
                                                          ----------
      Income (loss) before interest
        depreciation and amortization                     $  (17,158)
                                                          ----------

General corporate overhead increased by $16,991 primarily due to management compensation increases of $12,000 and professional fee increases of $4,500.

Other revenue consisting primarily of interest on travel agency deposits declined by $724. Depreciation and amortization increased by $16,663 primarily due to equipment and business acquisitions of the travel including services segment. Interest increased by $42,666.

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

COMPARISON THREE MONTHS ENDED JUNE 30,1998 TO 1997

The loss before interest, depreciation and amortization expense decreased by $2,865 and consists of the following:

      Increase in Real Estate Education 1998
        Results over 1997                                    $12,076

      Results from travel agency operation during
        the three months ended June 30, 1998 with no
        comparable amount for 1997                           $   369

      Increase in general corporate overhead                 $(8,871)

      Decrease in other revenue                              $  (709)

The results from the adult education division improved by $12,076. The improvement was due to an $9,916 increase in revenues plus a $2,160 decrease in operating costs. The revenue increase is the result of additional enrollments including those at the new East campus. The operating cost decrease consists of an $4,474 decrease in personnel expense, $1,838 increase in facility costs and $476 increase in other operating costs.

The travel services operation was started on July 1, 1997 with the purchase of an existing travel agency and the operating results are included during the three months ended June 30,1998 with no comparable amounts for the three months ended June 30, 1997 as follows:

                                                           Amount
                                                           ------
      Sales                                               $358,153

      Cost of sales                                       $323,450

      Gross profit                                          34,703

      Operating Costs
      Personnel expense                    $16,282

      Facility cost                           (422)

      Other operating costs                 18,474
                                        ----------
           Total operating costs                              34,334
                                                          ----------
      Income (loss) before interest
        depreciation and amortization                     $      369
                                                          ----------

Effective January 1, 1998, management reduced its full time travel staff to bring personnel expenses in line with the revenue production with a further a reduction of its full time staff on May 1, 1998.

General corporate overhead increased by $8,871 primarily due to professional fee increases.

Other revenue consisting primarily of interest on travel agency deposits declined by $709.

Depreciation and amortization increased by $5,739 primarily due to equipment and business acquisitions. Interest increased by $3,200.

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

FINANCIAL CONDITION,  LIQUIDITY AND CAPITAL RESOURCES

The working capital deficit increased $26,319 from September 30, 1997 to $828,206. Current assets increased by $18,067 from September 30, 1997 to $137,605. The increase consists of a $3,962 decrease in cash, a $21,186 increase in accounts receivable, an $1,750 decrease in notes receivable and a $2,593 increase in prepaid expenses.

Current liabilities increased $44,386 from September 30, 1997 to $965,811. The increase consists of a $30,000 increase in the Notes payable, bank related to the new line of credit due in February 1999, a $9,775 decrease in the current portion of long-term debt, a $5,327 increase the convertible debentures and related to the accrued interest on the debentures, a $20,868 decrease in accounts payable and a $8,726 increase in accrued expenses. Unearned tuition increased by $30,976.

Advances to officer made pursuant to the officer's compensation program decreased by $27,769. The long term note receivable of $26,500 relates to the sale of Hansen and Associates Inc. Property and equipment decreased by $6,803 as a result of equipment acquisitions of $1,183, offset by depreciation expense of $7,986.

Goodwill increased by $17,234 due to the issuance of the contingent shares related to the 1996 acquisition of Western College, Inc. valued at $20,000 offset by amortization of $2,766. Course materials decreased by $1,473 due to amortization. Other assets decreased by $18,751.

In February 1997, the Company acquired 35.66 acres of undeveloped land in Glenn County, California which was recorded for financial reporting purposes at $613,617. The land had been pledged as collateral for three trust deed notes payable totaling $601,000. Interest payments on the second and third trust deed notes payable are delinquent and the holder of the second trust deed Note payable filed a notice of default on March 30, 1998. On June 30, 1998, the Company approved the transfer of its interest in the California Land to a limited liability company (the "LLC") to be formed and to serve as the vehicle for holding and developing the California Land. The LLC determined not to reinstate the defaulted trust deed. Accordingly, the LLC will lose the California Land in a foreclosure sale. See Note 4 of the Notes to financial statements.

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

Long-term debt decreased by $6,109 due to payments. The convertible debentures of $56,450 plus the related accrued interest are classified as current liabilities as they were due on December 31, 1996. Currently, the debentures remain unpaid and the Company believes that they will eventually be retired through conversion to the Company's New Common Stock, although no assurance that such a conversion will be elected by the debenture holders.

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

                           PART II OTHER INFORMATION

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

The acquisition also provides for an increase in the Board of Directors to nine individuals and the election of five new members to the board of directors two of whom will be outside directors nominated by Neo. Additionally the acquisition calls for the filing of a proxy statement shortly after closing for a stockholders' meeting where the following will be presented for stockholder approval:

     + Ratification and approval of The Exchange Agreement related to the Neo Acquisition.

     + Authorization of new common shares and an reclassification of the currently authorized Class A and B shares for the new common shares in a 10 for 1 and 13 for 1 reclassification ratios respectively.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  27 - Financial Data Schedule

          (b) No Reports were filed on Form 8-K for the quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 UNITED STATES AIRCRAFT CORPORATION

Date: 3-2-99                         /s/ Albert C. Lundstrom
     -------                         -------------------------------------------
                                     Albert C. Lundstrom, President and Chief
                                     Executive Officer

Date: 3-2-99                         /s/ Harry V. Eastlick
     --------------                  -------------------------------------------
                                     Harry V. Eastlick, Chief Financial Officer