Form 10-Q
period 1999-03-31
UNITED STATES AIRCRAFT CORP
filed 1999-06-02
CIK 350129

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OF 15(d)

                     of the Securities Exchange Act of 1934

                                   ----------

FOR QUARTER ENDED MARCH 31, 1999                   COMMISSION FILE NUMBER 0-9974
                  --------------                                          ------

                       UNITED STATES AIRCRAFT CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                                         95-3518487
---------------------------------                  -----------------------------
  (State or Other Jurisdiction                     (I.R.S. Employer I.D. Number)
Incorporation or of Organization)


3625 N. 16th Street, Suite 112, Phoenix, Arizona                85016
------------------------------------------------              ----------
    (Address of Principal Executive Offices)                  (Zip Code)


                                 (602) 263-8887
               -------------------------------------------------
               (Registrant's Telephone No., Including Area Code)

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
                      9,927,504                  Class A
                      4,962,801                  Class B

                       UNITED STATES AIRCRAFT CORPORATION

                          COMMISSION FILE NUMBER 0-9974

                                    FORM 10-Q

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

     Item 1.  FINANCIAL STATEMENTS

              Consolidated Balance Sheets
              March 31, 1999 (Unaudited)
              and September 30, 1998                                        3

              Consolidated Statements of
              Operations (Unaudited) for
              the Three and Six Months ended
              March 31, 1999 and 1998                                       4

              Consolidated Statements of
              Cash Flows (Unaudited) for
              the Three and Six Months Ended
              March 31, 1999 and 1998                                       5

              Notes to Consolidated
              Financial Statements                                          6

     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                10


PART II - OTHER INFORMATION                                                17

     Item 3.  DEFAULTS UPON SENIOR SECURITIES                              17

     Item 5.  OTHER INFORMATION                                            18

     Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                             18


SIGNATURES                                                                 19

               UNITED STATES AIRCRAFT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND SEPTEMBER 30, 1998


                                                  MARCH 31, 1999   SEPTEMBER 30,
     ASSETS                                         (UNAUDITED)        1998
                                                  --------------   -------------
Current Assets
     Cash                                          $     5,971      $     8,070
     Accounts receivable                               169,160           75,902
     Notes receivable                                    1,500            1,500
     Prepaid expenses                                   24,578            7,844
                                                   -----------      -----------
           Total current assets                        201,209           93,316
Note receivable, net of current portion                 25,000           25,000
Investment, Neo Vision, Inc.                                            103,338
Property & equipment, net of
  accumulated depreciation                           1,586,662           47,613
Agency acquisitions, net of amortization                73,526           84,555
Goodwill, net                                          100,342          103,339
Course materials                                        12,771           13,754
Other                                                   52,118           13,874
                                                   -----------      -----------
     TOTAL ASSETS                                    2,051,628          484,789
                                                   -----------      -----------

     LIABILITIES & STOCKHOLDER'S EQUITY

Current Liabilities
     Current portion of long-term debt                  22,000           26,000
     Notes payable, bank                                60,170           30,000
     Convertible debentures & related
       accrued interest                                914,269           90,041
     Accounts payable                                  430,287           90,734
     Accrued expenses                                  310,964          214,062
     Unearned  tuition                                  79,324           62,900
                                                   -----------      -----------
         Total current liabilities                   1,817,014          513,737

Long term debt, net of current portion                  23,223            5,360
Minority Interest                                      136,096
                                                   -----------      -----------
     Total liabilities                               1,976,333          519,097
                                                   -----------      -----------

     STOCKHOLDERS' EQUITY

Capital stock
       Class A:  $.50 par value,
        10,000,000 shares authorized,
        9,927,504 issued                             4,963,752        4,963,752
       Class B:  $.001 par value,
        5,000,000 shares authorized,
        4,962,801 issued                                 4,963            4,963
Paid in capital                                     (1,838,862)      (1,838,862)
Retained earnings (deficit)                         (3,054,558)      (3,164,161)
                                                   -----------      -----------
                                                        75,295          (34,308)
                                                   -----------      -----------
     Total liabilities and stockholders' equity    $ 2,051,628      $   484,789
                                                   -----------      -----------

   The accompanying notes are an integral part of these financial statements.

               UNITED STATES AIRCRAFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                           MARCH 31                      MARCH 31
                                   --------------------------    --------------------------
                                      1999           1998           1999           1998
                                   -----------   ------------    -----------   ------------
REVENUE
 Real Estate education            $   148,861   $   122,757    $   257,841   $   218,109
 Travel agency                        361,124       281,339        632,454       696,617
 Other                                 90,000                      180,000         1,010
                                  -----------   -----------    -----------   -----------
Total revenue                         599,985       404,096      1,070,295       915,736
                                  -----------   -----------    -----------   -----------

EXPENSES
 Costs of sales - travel agency       313,074       255,121        553,187       626,510
 Personnel expenses                    98,898        84,780        182,478       187,246
 Facility cost                         18,179        21,401         34,757        33,650
 Other operating cost                  32,557        35,024         67,681        51,896
 General and administration            29,775        23,646         93,735        43,543
  Depreciation and amortization        11,820         9,635         21,981        19,269
                                  -----------   -----------    -----------   -----------
                                      504,303       429,607        953,819       962,114
                                  -----------   -----------    -----------   -----------
   Income (Loss) before
    interest expense                   95,682       (25,511)       116,476       (46,378)

Interest expense                        3,428         2,888          6,873         6,391
                                  -----------   -----------    -----------   -----------
Net Income (loss)                 $    92,254   $   (28,399)   $   109,603   $   (52,769)
                                   -----------   -----------    -----------   -----------
Net income (loss) per share       $      .006   $     (.002)   $      .007   $     (.004)
                                  -----------   -----------    -----------   -----------
Weighted number of shares
   outstanding                     14,890,305    12,840,305     14,890,305    12,727,805
                                  -----------   -----------    -----------   -----------

        The accompanying notes are an integral part of these statements.

               UNITED STATES AIRCRAFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                                            MARCH 31                 MARCH 31
                                                      --------------------    ---------------------
                                                        1999        1998         1999        1998
                                                      --------    --------    ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                                   $ 92,254    $(28,399)   $ 109,603    $(52,769)

 Adjustments to reconcile net to cash
 used by operating activities
     Depreciation                                       4,311       2,662        6,973       5,324
     Amortization                                       7,510       6,973       15,009      13,945

 Net increase (decrease) in current liabilities
   and (increase) decrease in accounts receivable
   prepaid expense and other assets                   (97,927)     20,141     (126,910)     34,418
                                                     --------    --------    ---------    --------
 Net cash provided by (used by)
   operating activities                                 6,148       1,377        4,675         918
                                                     --------    --------    ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Cash provided from acquisition of Neo Vision, Inc.       439                      439
 Reduction in advance to officer                                   11,526                   23,743
 Addition to land held for development                            (14,666)                 (24,906)
 Disposition (acquisition) of equipment               (18,584)       (765)     (21,076)     (1,182)
                                                     --------    --------    ---------    --------
 Net cash provided by (used by)
   investing activities                               (18,145)     (3,905)     (20,637)     (2,345)
                                                     --------    --------    ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Increase (Decrease) in long-term debt                 16,808      (9,646)      13,863     (11,979)
                                                     --------    --------    ---------    --------
 Net cash provided by (used by)
   financing activities                                16,808      (9,646)      13,863     (11,979)
                                                     --------    --------    ---------    --------
Net increase (decrease) in cash                         4,811     (12,174)      (2,099)    (13,406)
Cash Beginning of Period                                1,160      19,195        8,070      20,427
                                                     --------    --------    ---------    --------
Cash End of Period                                   $  5,971    $  7,021    $   5,971    $  7,021
                                                     --------    --------    ---------    --------

        The accompanying notes are an integral part of these statements.

                       UNITED STATES AIRCRAFT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                MARCH 31, 1999 (UNAUDITED) AND SEPTEMBER 30, 1998


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

NOTE 3 - NEO VISION, INC. ACQUISITION

     At June 30, 1998, the Company acquired all of the outstanding shares of Neo Vision, Inc. whose principal business purpose is to provide advertising, programming and information to remote audiences using computer, video and transmission technology throughout the United States. The acquisition was closed with the exchange of 2,000,000 shares of the Company's Class A common stock for all of the outstanding shares of Neo Vision, Inc. The Exchange Agreement requires that an amendment and restatement of the Company's Certificate of Incorporation be approved by the stockholders authorizing (i) the reclassification of the Company's Class A Common Stock and Class B Common Stock in a single new class of Common Stock ("New Common Stock,") pursuant to the following ratios: shares of Class A Common Stock will be reclassified into shares of New Common Stock on the basis of 10 shares of Class A Common Stock into one share of New Common Stock and 13 shares of Class B Common Stock into one share of New Common Stock; (ii) the issuance of up to 100,000,000 shares of New Common Stock: (iii) the issuance of up to 75,000,000 shares of preferred stock: (iv) the change of the name of the

Company from United States  Aircraft  Corporation to Neo Vision  Corporation and
(v) make certain technical amendments to the Company's Certificate of Incorporation. The Exchange Agreement provides that if the amendment and restatement of the Certificate of Incorporation is not approved by a majority of each of the Class A and Class B stockholders, then the Neo Vision stockholders can each elect to rescind their exchange of shares with the Company.

     Prior to March 31, 1999, the financial statements of Neo Vision, Inc. were not consolidated with the Company, until approval of the amendment and restatement of the Certificate of Incorporation is fully assured and, therefore, the investment was being accounted for pursuant to the cost method. At September 30, 1998, the investment in Neo Vision, Inc., representing the initial 2,000,000 Class A Common Stock shares issued for all of the outstanding shares of Neo Vision, Inc., has been recorded for financial reporting purposes at $22,965, which represents the portion of the total investment in Neo Vision, Inc. represented by the initial issuance of the Company's Class A shares.

     Upon approval of the amendment and restatement of the Certificate of Incorporation, an additional 4,577,560 shares of the new Common Stock were to be issued to the former stockholders of Neo Vision, Inc.

     At June 30, 1998, the Company's Board of Directors believed the superior potential growth of Neo Vision, Inc., compared to the Company's then current lines of business, justified an exchange ratio where the Neo Vision, Inc. shareholders would have an approximate 80% ownership in the Company when the exchange was completed. Because the Company did not have sufficient authorized shares, the Exchange Agreement provided for the issuance of the initial 2,000,000 shares of Class A Common Stock at closing, and the issuance of the additional shares to bring their Neo Vision shareholders' interest to 80% after authorization of additional shares at a special meeting of the Company's shareholders. A preliminary proxy for the special stockholders meeting that was originally scheduled for September 24, 1998, was filed with the Securities and Exchange Commission (SEC), and contained a recommendation to the stockholders by the Company Board of Directors to vote for the amendments to the Certificate of Incorporation that would allow the issuance of the additional shares.

     The Company filed its most recent amendments to the proxy statement with the SEC on February 16, 1999 and subsequent to that filing, the Company's management became concerned as to whether the reasons for recommending the original exchange ratio continued to be justified. On March 8, 1999, a special meeting of the Board of Directors of the Company was held to review the current status of the proxy for the special stockholders meeting and to make a current evaluation of the Neo Vision, Inc. acquisition. The Board meeting was adjourned to allow management and the Board to further evaluate the transaction.

     As a result of the further evaluation, the Company Board of Directors determined that a current evaluation of the original factors does not justify an 80% ownership of the Company by the former Neo Vision, Inc. shareholders. Accordingly, the Company Board of Directors concluded that they could no longer recommend a vote to amend and restate the Company's Certificate of Incorporation that would authorize the New Common Stock to allow the completion of the exchange based on the the proposed exchange ratio. Because of announced negative votes by members of the Company's Directors, it was determined that the proposal to restate and amend the Company's Certificate of Incorporation would be defeated.

     Because of the non-approval of the New Common Stock, each of the six former Neo Vision, Inc. shareholders had a right to elect to rescind the Exchange Agreement. An election notice and form was provided to the former Neo Vision, Inc. shareholders on March 18, 1999 with the election to be made by them no later than March 31, 1999. All six of the former Neo Vision shareholders have elected not to rescind. Accordingly, the Company will continue to own 100% of the outstanding shares of Neo Vision, Inc. and in accordance with the terms of the Exchange Agreement, the Company will issue no additional shares to the former Neo Vision, Inc. shareholders.

     Accordingly, on March 31, 1999, the acquisition of Neo Vision, Inc. became fully assured and Neo Vision, Inc. is included in the consolidated balance sheet with the acquisition being accounted for by the purchase method. The 2,000,000 shares of Class A common stock has been recorded for accounting purposes at $22,965. The $22,965 purchase price exceeds the book value of the net assets of Neo Vision, Inc. at the March 31, 1999 date of acquisition by $1,097,061 which has been allocated to the cost of the video wall systems software and technology.

     The video wall systems software and technology will be depreciated over a fifteen year period using the straight line method. Operations of Neo Vision, Inc. will be included in the consolidated statement of operations from March 31, 1999, the date of acquisition.

     Supplemental cash flow information related to the assets acquired and liabilities assumed from the acquisition of Neo Vision, Inc., is as follows:

     Assets
         Accounts receivable                 $   35,652
         Prepaid expenses                         3,097
         Property and equipment               1,524,946
         Other                                   18,786
                                             ----------
             Total                           $1,582,481
                                             ==========

     Liabilities
         Notes payable                           20,170
         Accounts payable                       233,818
         Accrued expenses                       106,836
         Deferred income                         11,850
         Convertible debentures & interest      740,480

     Due to USAC                                310,705
     Minority interest                          136,096
                                             ----------
         Total                               $1,559,955
                                             ==========


     Class A common shares of the
       Company issued for acquisition        $   22,965
                                             ----------

     Cash provided from acquisition          $      439
                                             ----------

     The following unaudited consolidated statements of operations of United States Aircraft Corporation for the six months ended March 31, 1999 sets forth the consolidation of United States Aircraft Corporation with Neo Vision, Inc. under the purchase method of accounting as if the acquisition was completed on October 1, 1998.

                  UNAUDITED PRO FORMA STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED MARCH 31, 1999

                                         United States
                                         Aircraft Corp.      Neo        Pro Forma      Neo Vision
                                       and Subsidiaries  Vision, Inc.  Adjustments     Corporation
                                       ----------------  ------------  -----------     -----------

Revenue
  Real estate education                  $  257,841                                     $   257,841
  Travel Agency                             632,454                                         632,454
  Video Wall advertising                                $  209,008                          209,008
  Other                                     180,000                     (180,000)(1)
                                         ----------     ----------                      -----------
Total revenue                            $1,070,295        209,008                      $ 1,099,303
                                         ----------     ----------                      -----------
Expenses
  Cost of sales                          $  553,187      $  81,035                      $   634,222
  Personnel expenses                        182,478         67,436                          249,914
  Facility cost                              34,757          8,147                           42,904
  Other operating cost                       67,681        257,296                          324,977
  General and administration                 93,735        180,000      (180,000)(1)         93,735
  Depreciation and amortization              21,981         27,237        36,568 (2)         85,786
                                         ----------     ----------                      -----------
Total expenses                           $  953,819      $ 621,151                      $ 1,431,538
                                         ----------     ----------                      -----------
  Income (loss) before interest Expense     116,476       (412,143)                         332,235
  Interest expense                            6,873         54,235                           61,108
                                         ----------     ----------                      -----------
Net income (loss)                        $  109,603      $(466,378)                     $  (393,343)
                                         ==========      =========                      ===========
Pro forma net income (loss) per
  share (3)                                                                             $      (.03)

----------
(1)  To eliminate intercompany management fees.
(2) Pro forma depreciation of the video wall systems software and technology on the straight line method over an estimated useful life of 15 years.
(3)  Based on weighted average shares of 14,890,305.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        RESULTS OF OPERATIONS

        COMPARISON SIX MONTHS ENDED MARCH 1999 TO 1998

     The total revenue of $1,070,295 for the six months ended March 31, 1999 is made up of $257,841 or 24% from the real estate education segment and $632,454 or 59% from the travel agency segment with the remaining $180,000 or 17% consisting of the management fee charged to Neo Vision, Inc. Total revenue increased by $154,569 in 1999 compared to a $721,193 increase in 1998. The 1999 revenue increase consists of an increase in real estate education revenue of $39,732, a decrease in travel agency sales of $64,162 and an increase in management fees and other revenues of $178,990.

     The income before interest, depreciation and amortization expense improved by $165,566 and consists of the following:

     Increase in Real Estate Education 1999
          income before interest, depreciation
          and amortization over 1998                             $   9,980

     Increases in Travel Agency 1999
          income before interest, depreciation and
          amortization over 1998                                 $  26,790

     Increase in consulting and other income                     $ 178,990

     Increase in general
          corporate overhead                                     $ (50,194)

     The increase in real estate education 1999 results over 1998 consists of the following:

                                                                  Increase
                                          1999         1998      (Decrease)
                                          ----         ----      ----------
     Revenue                            $257,841     $218,109     $ 39,732
                                        --------     --------     --------
     Costs and expenses
          Personnel expense              134,749      117,991       16,758
          Facility cost                   28,728       29,345         (617)
          Other operating cost            51,432       37,821       13,611
                                        --------     --------     --------
              Total                      214,909      185,157       29,752
                                        --------     --------     --------
     Income before interest,
       depreciation and
       amortization                     $ 42,932     $ 35,952     $  9,980
                                        ========     ========     ========

     The adult education division results improved by $18,001. The improvement was due to a $39,732 increase in revenues offset by a $21,731 increase in operating costs. The revenue increase is the result of additional enrollments including those at the new East campus. The operating cost increase consists of a $8,737 increase in personnel expense, including additional marketing personnel, a $617 decrease in facility costs and a $13,611 increase in other operating costs.

     The $26,790 increase in the travel agency 1999 income before interest, depreciation and amortization consists of the following:

                                                                  Increase
                                          1999         1998      (Decrease)
                                          ----         ----      ----------
     Sales                              $632,455    $ 696,617     $(64,162)
     Cost of sales                       553,187      626,510      (73,323)
                                        --------    ---------     --------
          Gross profit                    79,268       70,107        9,161
                                        --------    ---------     --------
     Operating costs
          Personnel expense               47,729       69,255      (21,526)
          Facility cost                    6,028        4,304        1,724
          Other operating costs           16,248       14,075        2,173
                                        --------    ---------     --------
              Total                       70,005       87,634      (17,629)
                                        --------    ---------     --------
     Income (Loss) before interest
       depreciation and amortization    $  9,263    $ (17,527)    $ 26,790
                                        ========    =========     ========

     Sales for the travel agency operation decreased by $64,162 during the six month period ending March 31, 1999 as compared to the agencies sales for the six months ended March 31, 1998. Gross profit during the six months ended March 31, 1999 increased by $9,161 over the comparable period ended March 31, 1998. The gross profit percentage increased to 12 1/2% primarily due to the decrease in the portion of sales attributable to airline ticket sales where the gross profit percentage is generally at 8%. Operating costs for the six months ended March 31, 1999 were $70,005 compared to $87,634 for the comparable period ended March 31, 1998. The $17,629 decrease in operating costs results from the reduction of travel agents to a staff level appropriate for the sales volume of the travel agency segment.

     Other revenue consists of the $180,000 of management fees from Neo Vision, Inc., the unconsolidated subsidiary acquired on June 30, 1998 which exceeded other miscellaneous income for 1998 by $178,990. The management fee of $180,000 represents the $30,000 per month charge to Neo Vision, Inc. for executive management, general and administrative expense provided by the Company.

     General corporate overhead increased by $50,194 primarily due to management compensation increases from the June 30, 1998 acquisition of Neo Vision, Inc.

     The above comparison of the results of the Company's segments does not include depreciation and amortization which is used in determining operating income (loss) pursuant to generally accepted accounting principles. In the six months ended March 31, 1999, depreciation and amortization expense increased by $2,712 over depreciation and amortization for the comparable period ended March 31, 1998. Depreciation and amortization expense for the six months ended March 31, 1999 by segment is $7,451 for real estate education, $12,628 for travel services and $1,902 for corporate. Operating income (loss) for each segment pursuant to generally accepted accounting principles is an operating income of $35,481 for real estate education and an operating loss of $(3,365) for travel services with general corporate expenses of $93,735 offset by consulting fees of $180,000, resulting in a consolidated operating income of $116,479.

     COMPARISON THREE MONTHS ENDED MARCH 1999 TO 1998

     The total revenue of $599,985 for the three months ended March 31, 1999 is made up of $148,861 or 25% from the real estate education segment and $361,124 or 60% from the travel agency segment with the remaining $90,000 or 15% consisting of the management fee charged to Neo Vision, Inc. Total revenue increased by $195,889 in 1999 compared to a $293,925 increase in 1998. The 1999 revenue increase consists of an increase in real estate education revenue of $26,104, an increase in travel agency sales of $79,785 and management fees and other revenues of $90,000.

     The income before interest, depreciation and amortization expense increased by $122,880 and consists of the following:

     Increase in Real Estate Education 1999
          income before interest, depreciation
          and amortization over 1998                            $  20,595

     Increases in Travel Agency 1999
          income before interest, depreciation and
          amortization over 1998                                $  18,414

     Increase in consulting and other income                    $  90,000

     Increase in general corporate overhead                     $ (6,129)


     The increase in real estate education 1999 results over 1998 consists of the following:

                                                                  Increase
                                          1999         1998      (Decrease)
                                          ----         ----      ----------
     Revenue                            $148,861     $122,757     $ 26,104
                                        --------     --------     --------
     Costs and expenses
          Personnel expense               68,104       63,920        4,184
          Facility cost                   13,804       18,873       (5,069)
          Other operating cost            27,343       20,949        6,394
                                        --------     --------     --------
              Total                      109,251      103,742        5,509
                                        --------     --------     --------
     Income before interest,
       depreciation and amortization    $ 39,610     $ 19,015     $ 20,595
                                        ========     ========     ========

     The adult education division results improved by $20,595. The improvement was due to a $26,104 increase in revenues offset by a $5,509 increase in operating costs. The revenue increase is the result of additional enrollments including those at the new East campus. The operating cost increase consists of a $4,184 increase in personnel expense, including additional marketing personnel, a $5,069 decrease in facility costs and a $6,394 increase in other operating costs.

     The decrease in the travel agency 1999 loss before interest, depreciation and amortization consists of the following:

                                                                  Increase
                                          1999         1998      (Decrease)
                                          ----         ----      ----------
     Sales                              $361,125    $ 281,339     $ 79,786

     Cost of sales                       313,074      255,121       57,953
                                        --------    ---------     --------
          Gross profit                    48,051       26,218       21,833
                                        --------    ---------     --------
     Operating costs
          Personnel expense               30,793       20,879        9,914
          Facility cost                    4,874        2,528        2,346
          Other operating costs            4,823       13,664       (8,841)
                                        --------    ---------     --------
              Total                       40,490       37,071        3,419
                                        --------    ---------     --------
     Income (Loss) before interest
       depreciation and amortization    $  7,561    $ (10,853)    $ 18,414
                                        ========    =========     ========

     Sales for the travel agency operation increased by $79,786 for the quarter ended March 31, 1999 over the agencies' sales for the three months ended March 31, 1998, with a gross profit increase of $21,833. The gross profit percentage improved from 9% to 13% primarily due to an increase in the portion of sales attributable to cruise and tours sales where the gross profit percentage generally ranges from 10% to 16%. Operating costs for the quarter were $40,490 compared to $37,071 for the three months ended March 31, 1999.

     Other revenue consists of the $90,000 of management fees from Neo Vision, Inc., the subsidiary acquired on June 30, 1998, and not consolidated until the acquisition was fully assured on March 31, 1999. The management fee of $90,000 represents the $30,000 per month charge to Neo Vision, Inc. for executive management, general and administrative expense provided by the Company.

     General corporate overhead increased by $6,129.

     In the quarter ended March 31, 1999, depreciation and amortization increased by $2,185 and interest expense increased by $540 as compared to the three months ended March 31, 1998.

     FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The working capital deficit increased by $1,195,384 from September 30, 1998 to $1,615,805. Current assets increased by $107,893 from September 30, 1998 to $201,209. The increase consists of a $2,099 decrease in cash, a $93,258 increase in accounts receivable, and a $16,734 increase in prepaid expenses, which relates primarily to advance payments of costs and expenses that will benefit future periods and will be charged to expenses over the remainder of this fiscal year.

     Current liabilities increased by $1,303,277 from September 30, 1998 to $1,817,014 at March 31, 1999. The increase consists of a $3,551 increase in the accrued interest related to the Company's convertible debentures, a $820,677 increase related to the Neo Vision, Inc. convertible debentures, a $339,553 increase in accounts payable, including $233,818 applicable to Neo Vision, Inc., a $96,902 increase in accrued expenses which consists primarily of increases in the accrued expense related to Neo Vision, Inc. Unearned tuition increased by $16,424.

     The long term note receivable of $25,000 at March 31, 1999 is related to the sale of Hansen and Associates, Inc. At March 31, 1999, property and equipment increased by $1,539,049 as a result of equipment additions of $1,546,022 offset by depreciation of $6,973. The equipment additions during the period ended March 31, 1999 consist of $21,076 in additions by the Company consisting primarily of $18,583 of office furniture and equipment for the travel segment and $1,524,946 related to the Neo Vision, Inc. acquisition, which has been consolidated as of March 31, 1999, consisting of the following:

     Video software and systems            $1,097,061
     Video walls equipment                    324,188
     Central Office computerized
       transmission center equipment           93,166
     Office furniture and equipment            10,531
                                           ----------
                                           $1,524,946
                                           ==========

     Goodwill decreased by $2,997 for amortization in the six months ended March 31, 1999. Course materials decreased by $983 due to amortization in the six months ended March 31, 1999. Other assets increased by $38,244 during the six months ended March 31, 1999.

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

     The  Company  has  earned a  consulting  fee of  $412,999  relating  to its research project on the recreational vehicle park industry net of its contribution to RVP-LLC. The Company for over two years has investigated the recreational vehicle park industry and instituted a program to establish a chain of RV parks. In connection therewith, the Company has earned a consulting fee for its research and development from an unrelated individual, who desires to participate in the RV Park program, from which it will contribute $1,700,000 to RVP-L.L.C. The net consulting fee at September 30, 1998 consists of the following:

     *   Fee, net of contribution to RVP-L.L.C.        $300,000
     *   Equity in RVP-L.L.C.                           112,999
                                                       --------
                                                       $412,999
                                                       ========

     The consulting fee revenue was earned upon completion of the research and the agreement with the unrelated individual who is the trustee of the family trust that holds 90% of RVP-LLC. However, for financial reporting purposes the consulting fee revenue will not be recognized until it is received, since there is insufficient evidence to assure its realization. Management believes the consulting fee, which is expected to be a one-time occurrence, will be collected in the year ending September 30, 1999. The costs related to earning the consulting fee consisted primarily of executive compensation and travel all of which has been expensed as incurred and included in general and administrative expense.

     At September 30, 1998, the members equity of RVP-LLC is $1,707,500 and consists primarily of the $1,700,000 capital contribution to be received from the consulting fee which for financial reporting purposes reduces the member's equity of RVP-LLC. The Company will not recognize any equity in RVP-LLC until the capital contribution of $1,700,000 is received. The Company's interest in RVP-LLC, if the capital contributions were recognized, would be approximately $135,988.

     The July 1997 and August 1997 purchase price of the travel agencies exceeded the identifiable tangible assets of the agencies by $110,288 and relates primarily to the value of the income production of the approximately 175 Home Based Travel Agents who place their travel sales through FirsTravel. The original cost has been reduced by amortization of $5,514 in fiscal year 1997, $26,397 in fiscal year 1998 and $11,029 in the six months ended March 31, 1999.

     Long-term debt increased by $17,863 during the six months ended March 31, 1999. The convertible debentures of $56,450 of United States Aircraft
Corporation plus the related accrued interest are classified as current liabilities as they were due on December 31, 1996. Currently, the debentures remain unpaid and the Company believes that they will eventually be retired through conversion to the Company's New Common Stock, although no assurance that such a conversion will be elected by the debenture holders. If the debenture holders do not elect to convert into the Company's New Common Stock, they could demand payment and seek enforcement through legal action; however, the Company has had no contact from the debenture holders.

     The report by the Company's independent certified public accountants on the Company's financial statements for the fiscal year ended September 30, 1998 states that the Company's significant operating losses raise substantial doubt about the Company's ability to continue as a going concern. The net loss for the year ended September 30, 1998 primarily results from the increase in general and administrative expenses related to increases in the management team and their compensation, which have been made to facilitate the planned expansion including the acquisition and expansion of Neo Vision, Inc. In April 1999, the Company accepted the resignation of two of its executive officers, which reduces general and administrative expenses to its historical level. Management projects that all of its operating units will operate at a sufficient profit to cover all of its general and administrative expenses during the year ended September 30, 1999. To accomplish its planned expansion and resulting profitability, management has adopted a program to expand its existing services operations plus the acquisition of other service organizations; however, the expansion program requires the resolution of its working capital deficiency and the infusion of additional capital for which the following program has been adopted.

     The internal sources of liquidity include the projected profitability and expansion of its adult education and travel segments, the collection of the net consulting fee, and the anticipated conversion of the convertible debentures, all of which are expected to resolve the current working capital deficiency. However, the Company intends to expand its newly acquired Neo Vision operation by the expected installation of 5 and 12 video walls in the years ended September 30, 1999 and 2000, respectively at a projected cost of $150,000 for each wall. The planned expansion will require capital from external sources of approximately $500,000 to $750,000 by August 1999. Neo Vision has engaged financial advisors to assist in the funding of its capital needs for the planned expansion, including private placements. Management believes that the funding will be a convertible debt financing, or the preferred stock to be authorized, and that it will be funded in time to complete the expected installation of video walls in the year ended September 30, 1999. However, the Company does not intend to make material commitments for further capital expenditures until financing becomes available. Additionally, the Company is aggressively investigating acquisitions of adult education, travel services, or other operations that are compatible with the existing operations and that can be acquired for the Company's common stock or with debt that is retired from the cash flow from the acquired operation. No assurance can be given that the acquisitions or installation of the video walls will be completed or the private placement to obtain the required capital infusion will be successful.

     OUTSTANDING DEBENTURES AND OTHER INDEBTEDNESS OF THE COMPANY AND NEO VISION

     The Company has outstanding convertible debentures of $56,450 plus related accrued interest of $33,591 at September 30, 1998. These debentures bear interest at rates of 12% to 14% per annum and were due in December 1996. Currently, the debentures remain unpaid and are in default. The debentures are convertible, at the option of the holder, into common shares at the rate of $.75 of outstanding amount for one share of Class A Common Stock ($7.50 of outstanding amount for one share of New Common Stock). The Company also has long term debt of $31,360 of which $26,000 is a current liability. The long term debt consists of a note payable from a bank of $1,666. This note is due in monthly principal payments of $833 plus interest at 10.5% per annum. Additionally, the Company has notes payable to trade creditors in the amount of $23,027. These notes payable carry interest rates ranging from 10% to 18%. The Company has other current liabilities consisting of notes payable to a bank of $30,000, accounts payable of $196,469, accrued expenses of $204,128 and unearned tuition of $67,474. (See discussion elsewhere in this Management's Discussion and Analysis.)

     As of March 31, 1999, Neo Vision had approximately $800,000 in outstanding convertible debentures bearing interest at rates of between 10% and 12% per annum, with total accrued interest at March 31, 1999 of $84,000. These debentures were issued in multiple series beginning in 1997 and ending in 1998. The Neo Vision debentures provide that the principal and accumulated interest are convertible to Neo Vision common stock at the rate of one share of Neo Vision common stock for each

$1.00 (or $1.25 for certain debentures) of outstanding principal amount and accrued interest of debentures upon completion of a transaction that results in unrestricted securities of Neo Vision (or with respect to certain of the debentures its successor) being issued and outstanding. The Company believes that the terms of the debentures either require the conversion of the debentures into New Common Stock upon the effectiveness of a registration statement for the conversion of the debentures or if a registration statement is not filed, that the debenture holders will elect to convert their debentures pursuant to a private placement offering.

     Of the total outstanding Neo Vision debentures, $420,000 were due in December 1998 with the remainder due in May 1999. Neo Vision has not paid any of the past-due debentures. Neo Vision currently cannot repay such debentures. The Company has received signed agreements from substantially all of the debenture holders to convert their convertible debentures and related accrued interest into shares of the Company's New Common Stock. The Company plans to offer to exchange these debentures for shares of New Common Stock upon their authorization through a private placement.

     Based on the Series A and B conversion rate of $1 per share and the Series C conversion rate of $1.25 per share, approximately 885,000 shares of New Common Stock would be issued if all of the debenture holders elected to convert.

     However, no assurances can be given that the debenture holders will in fact convert their debentures into shares of New Common Stock. In the event that such debenture holders do not so convert their debentures, the Company intends to seek to refinance such debentures. However, in the event the debentures are not converted, and the Company is unable to refinance such indebtedness, then Neo Vision may be unable to continue its operations.

     At March 31, 1999, Neo Vision also has other current liabilities consisting of notes payable of $20,170, accounts payable of $233,818, accrued expenses of $106,836 and unearned revenue of $11,850. Further, at March 31, 1999, Neo Vision has unpaid management fees and costs due to the Company of $11,850

PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     The Company currently is in default on the payment of various convertible debentures in the outstanding principal amount of $56,450 and Neo Vision, Inc. is in default on the payment of its convertible debentures of approximately $800,000. The Company and Neo Vision, Inc. currently do not have the ability to pay any of its defaulted debt and no assurance can be given that the Company will have sufficient capital to pay such debts. Reference is made to Item 2 - Managements Discussion and Analysis of Financial Condition and Results of Operations, Outstanding Debentures and Other Indebtedness of the Company and Neo Vision for a discussion of the convertible debentures of the Company and Neo Vision, Inc.

ITEM 5. OTHER INFORMATION

     On June 30, 1998, the Company acquired Neo Vision, Inc. in tax-free exchange of 2,000,000 of the Company's Class A common shares for all of the outstanding shares of Neo Vision, Inc.

     On March 31, 1999, the acquisition of Neo Vision, Inc. became fully assured when the six Neo Vision shareholders elected not to rescind the Exchange Agreement. Reference is made to Note 3 of the March 31, 1999 financial statements for a complete discussion of the Neo Vision, Inc. acquisition.

     On April 27, 1999, Mr. Albert Lundstrom, a director and the President and Chief Executive Officer, and Mr. Jack Eberenz, a director and the Executive Vice President and Secretary, both resigned as employees and directors of the Company and Neo Vision, Inc. The Board of Directors has agreed to negotiate a settlement agreement with Mr. Lundstrom and Mr. Eberenz and if a satisfactory settlement cannot be reached, the parties have agreed to mediation or binding arbitration.

     Harry V. Eastlick, who served as Chairman of the Board and Chief Executive Officer until June 30, 1998, has been reelected as Chairman of the Board and Chief Executive Officer.

     The Company intends to hold a special shareholders meeting as soon as possible to present a proposal to amend and restate the Company's Certificate of Incorporation. The amendment is expected to propose to amend the Company's Certificate of Incorporation to: (i) authorize the issuance of 100,000,000 shares of a single new class of Common Stock, $.001 par value (the "New Common Stock"); (ii) reclassify the Company's Class A Common Stock and Class B Common Stock into shares of New Common Stock; (iii) authorize the issuance of 75,000,000 shares of preferred stock; (iv) change the name of the Company to Neo Vision Corporation; and (v) make certain technical amendments set forth in the Company's First Restated Certificate of Incorporation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) 27 - Financial Data Schedule

     (b) Reports on Form 8-K

     The registrant filed a current report on Form 8-K on March 18, 1999 with respect to the election notice and form related to the six former Neo Vision, Inc. shareholders' right to elect to rescind the Exchange Agreement.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              UNITED STATES AIRCRAFT CORPORATION



Date: June 2, 1999                            /s/ Harry V. Eastlick
      -----------------                       ----------------------------------
                                              Harry V. Eastlick
                                              Chairman of the Board and
                                              Chief Financial Officer