Form 10-Q
period 1999-06-30
UNITED STATES AIRCRAFT CORP
filed 1999-09-13
CIK 350129

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                   QUARTERLY REPORT UNDER SECTION 13 OF 15(d)

                     of the Securities Exchange Act of 1934

                                   ----------

         For quarter ended June 30, 1999, Commission file number 0-9974

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1999.

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

     Item 1. FINANCIAL STATEMENTS

          Consolidated Balance Sheets
          June 30, 1999 (Unaudited)
          and September 30, 1998                                            3

          Consolidated Statements of
          Operations (Unaudited) for
          the Three and Nine Months ended
          June 30, 1999 and 1998                                            4

          Consolidated Statements of
          Cash Flows (Unaudited) for
          the Three and Nine Months Ended
          June 30, 1999 and 1998                                            5

          Notes to Consolidated
          Financial Statements                                              6

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 10

PART II - OTHER INFORMATION                                                18

     Item 3. DEFAULTS UPON SENIOR SECURITIES                               18

     Item 5. OTHER INFORMATION                                             18

     Item 6. EXHIBITS AND REPORTS ON FORM 8-K                              19

SIGNATURE                                                                  19

               UNITED STATES AIRCRAFT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1999 AND SEPTEMBER 30, 1998

                                                      June 30,     September 30,
                                                        1999           1998
                                                     -----------    -----------
ASSETS                                               (Unaudited)

Current Assets
  Cash                                               $    38,570    $     8,070
  Accounts receivable                                    136,662         75,902
  Notes receivable                                         1,500          1,500
  Prepaid expenses                                        27,553          7,844
                                                     -----------    -----------
      Total current assets                               204,285         93,316

Note receivable, net of current portion                   25,000         25,000
Investment, Neo Vision, Inc.                                            103,338
Property & equipment, net of
  accumulated depreciation                             1,737,840         47,613
Agency acquisitions, net of amortization                  68,011         84,555
Goodwill, net                                             98,844        103,339
Course materials                                          12,279         13,754
Other                                                     52,114         13,874
                                                     -----------    -----------
      Total Assets                                     2,198,373        484,789
                                                     -----------    -----------

LIABILITIES & STOCKHOLDER'S EQUITY

Current Liabilities
  Current portion of long-term debt                       22,000         26,000
  Notes payable                                           60,170         30,000
  Convertible debentures & related accrued interest      979,523         90,041
  Accounts payable                                       444,335         90,734
  Accrued expenses                                       376,576        214,062
  Unearned  tuition                                       85,436         62,900
                                                     -----------    -----------
      Total current liabilities                        1,968,040        513,737

Long term debt, net of current portion                    27,073          5,360
Minority Interest                                        131,356
                                                     -----------    -----------
      Total liabilities                                2,126,469        519,097
                                                     -----------    -----------
STOCKHOLDERS' EQUITY

Capital stock
  Class A: $.50 par value,
    10,000,000 shares authorized,
    9,927,504 issued                                   4,963,752      4,963,752
  Class B: $.001 par value,
    5,000,000 shares authorized,
    4,962,801 issued                                       4,963          4,963
Paid in capital                                       (1,736,828)    (1,838,862)
Retained earnings (deficit)                           (3,159,983)    (3,164,161)
                                                     -----------    -----------
                                                          71,904        (34,308)
                                                     -----------    -----------
      Total Liabilities and Stockholders' Equity     $ 2,198,373    $   484,789
                                                     -----------    -----------

   The accompanying notes are an integral part of these financial statements.

               UNITED STATES AIRCRAFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                        Three Months Ended              Nine Months Ended
                                             June 30                         June 30
                                   ----------------------------    ---------------------------
                                       1999            1998            1999           1998
                                   ------------    ------------    ------------   ------------
REVENUE
  Real Estate education            $    161,868    $    125,268    $    419,709   $    343,377
  Travel agency                         526,889         358,153       1,159,343      1,054,770
  Other                                      --              --         180,000          1,010
                                   ------------    ------------    ------------   ------------
Total revenue                           688,757         483,421       1,759,052      1,399,157
                                   ------------    ------------    ------------   ------------
EXPENSES
  Costs of sales - travel agency        507,403         323,450       1,060,590        949,960
  Personnel expenses                    116,385          78,864         298,863        266,110
  Facility cost                          32,453          14,472          67,210         48,122
  Other operating cost                   35,119          38,540         102,800         90,436
  General and administration             56,985          29,396         150,720         72,939
  Depreciation and amortization          18,624           9,913          40,605         29,182
                                   ------------    ------------    ------------   ------------
                                        766,969         494,635       1,720,788      1,456,749
                                   ------------    ------------    ------------   ------------
      Income (Loss) before
        interest expense                (78,212)        (11,214)         38,264        (57,592)

Interest expense                         26,724           7,042          33,597         13,433
                                   ------------    ------------    ------------   ------------
Net Income (loss)                  $   (104,936)   $    (18,256)   $      4,667   $    (71,025)
                                   ------------    ------------    ------------   ------------
Net income (loss) per share        $      (.007)   $      (.002)   $       .000   $      (.006)
                                   ------------    ------------    ------------   ------------
Weighted number of shares
  outstanding                        14,890,305      12,890,305      14,890,305     12,781,971
                                   ------------    ------------    ------------   ------------

        The accompanying notes are an integral part of these statements.

               UNITED STATES AIRCRAFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                         Three Months Ended         Six Months Ended
                                                              June 30,                 June 30,
                                                       ----------------------    ----------------------
                                                         1999         1998         1999         1998
                                                       ---------    ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                    $(104,936)   $ (18,256)   $   4,667    $ (71,025)
  Adjustments to reconcile net to cash
  used by operating activities
    Depreciation                                          11,120        2,662       18,093        7,986
    Amortization                                           7,503        7,251       22,512       21,196

  Net increase (decrease) in current liabilities
  and (increase) decrease in accounts receivable
  prepaid expense and other assets                       117,219       29,048       (9,691)      63,469
                                                       ---------    ---------    ---------    ---------
  Net cash provided by (used by)
  operating activities                                    30,906       20,705       35,581       21,626
                                                       ---------    ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

  Cash provided from acquisition of Neo Vision, Inc.                                   439
  Reduction in advance to officer                                       4,026                    27,769
  Addition to land held for development                               (11,384)                   36,290
    Disposition (acquisition) of equipment                (2,157)          --      (23,233)      (1,183)
                                                       ---------    ---------    ---------    ---------
  Net cash provided by (used by)
  investing activities                                    (2,157)      (7,358)     (22,794)      (9,704)
                                                       ---------    ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES

  Increase (Decrease) in long-term debt                    3,850       (3,903)      17,713      (15,884)
                                                       ---------    ---------    ---------    ---------
  Net cash provided by (used by)
  financing activities                                     3,850       (3,903)      17,713      (15,884)
                                                       ---------    ---------    ---------    ---------
Net increase (decrease) in cash                           32,599        9,444       30,500       (3,962)
Cash Beginning of Period                                   5,971        7,021        8,070       20,427
                                                       ---------    ---------    ---------    ---------
Cash End of Period                                     $  38,570    $  16,465    $  38,570    $  16,465
                                                       =========    =========    =========    =========

        The accompanying notes are an integral part of these statements.

                       UNITED STATES AIRCRAFT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                JUNE 30, 1999 (UNAUDITED) AND SEPTEMBER 30, 1998


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

NOTE 3 - NEO VISION, INC. ACQUISITION

     At June 30, 1998, the Company acquired all of the outstanding shares of Neo Vision, Inc. whose principal business purpose is to provide advertising, programming and information to remote audiences using computer, video and transmission technology throughout the United States. The acquisition was closed with the exchange of 2,000,000 shares of the Company's Class A common stock for all of the outstanding shares of Neo Vision, Inc. The Exchange Agreement required that an amendment and restatement of the Company's Certificate of Incorporation be approved by the stockholders authorizing (i) the reclassification of the Company's Class A Common Stock and Class B Common Stock in a single new class of Common Stock ("New Common Stock,") pursuant to the following ratios: shares of Class A Common Stock will be reclassified into shares of New Common Stock on the basis of 10 shares of Class A Common Stock into one share of New Common Stock and 13 shares of Class B Common Stock into one share of New Common Stock; (ii) the issuance of up to 100,000,000 shares of New Common Stock: (iii) the issuance of up to 75,000,000 shares of preferred stock: (iv) the change of the name of the Company from United States Aircraft

Corporation to Neo Vision Corporation and (v) make certain technical amendments to the Company's Certificate of Incorporation. The Exchange Agreement provides that if the amendment and restatement of the Certificate of Incorporation is not approved by a majority of each of the Class A and Class B stockholders, then the Neo Vision stockholders can each elect to rescind their exchange of shares with the Company.

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

     The Company filed amendments to the proxy statement with the SEC on February 16, 1999 and subsequent to that filing, the Company's management became concerned as to whether the reasons for recommending the original exchange ratio continued to be justified. On March 8, 1999, a special meeting of the Board of Directors of the Company was held to review the current status of the proxy for the special stockholders meeting and to make a current evaluation of the Neo Vision, Inc. acquisition. The Board meeting was adjourned to allow management and the Board to further evaluate the transaction.

     As a result of the further evaluation, the Company Board of Directors determined that a current evaluation of the original factors does not justify an 80% ownership of the Company by the former Neo Vision, Inc. shareholders. Accordingly, the Company Board of Directors concluded that they could no longer recommend a vote to amend and restate the Company's Certificate of Incorporation that would authorize the New Common Stock to allow the completion of the exchange based on the the proposed exchange ratio. Because of announced negative votes by members of the Company's Board of Directors, it was determined that the proposal to restate and amend the Company's Certificate of Incorporation would be defeated.

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

     Accordingly, on March 31, 1999, the acquisition of Neo Vision, Inc. became fully assured and Neo Vision, Inc. is included in the consolidated balance sheet with the acquisition being accounted for by the purchase method. The 2,000,000 shares of Class A common stock that was originally recorded for accounting purposes at $22,965 has been re-measured and adjusted to $125,000, which represents the fair value at March 31, 1999 of the 2,000,000 Class A shares issued for the Neo Vision, Inc. acquisition. The $125,000 purchase price exceeds the book value of the net assets of Neo Vision, Inc. at the March 31, 1999 date of acquisition by $1,260,466 which has been allocated to the cost of the video wall systems software and technology.

     The video wall systems software and technology is being depreciated over a fifteen year period using the straight line method. Operations of Neo Vision, Inc. has been included in the consolidated statement of operations from March 31, 1999, the date of acquisition.

     Supplemental cash flow information related to the assets and liabilities consolidated as a result of the acquisition of Neo Vision, Inc., is as follows:

Assets
    Accounts receivable                                               $   35,652
    Prepaid expenses                                                       3,097
    Property and equipment                                             1,685,087
    Other                                                                 18,786
                                                                      ----------
        Total                                                         $1,742,622
                                                                      ==========
Liabilities
    Notes payable                                                         20,170
    Accounts payable                                                     233,818
    Accrued expenses                                                      26,640
    Deferred income                                                       14,638
    Convertible debentures & interest                                    880,734
    Due to USAC                                                          310,705
    Minority interest                                                    131,356
                                                                      ----------
        Total                                                         $1,618,061
                                                                      ==========

Class A common shares of the
    Company issued for
    acquisition                                                       $  125,000
                                                                      ----------
Cash provided from
    acquisition                                                       $      439
                                                                      ----------

     The following unaudited pro forma consolidated statements of operations of Unites States Aircraft Corporation for the nine months ended June 30, 1999 sets forth the consolidation of United States Aircraft Corporation with Neo Vision, Inc. under the purchase method of accounting as if the acquisition was completed on October 1, 1998.

                  UNAUDITED PRO FORMA STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED JUNE 30, 1999

                                          United States
                                          Aircraft Corp.                        Pro Forma     Neo Vision
                                         and Subsidiaries   Neo Vision, Inc.   Adjustments    Corporation
                                           -----------        -----------      -----------    -----------
Revenue
   Real estate education                   $   419,709                                        $   419,709
   Travel Agency                             1,159,343                                          1,159,343
   Video Wall advertising                                     $   209,008                         209,008
   Other                                       195,000                         (195,000)(1)            --
                                           -----------        -----------                     -----------
Total revenue                              $ 1,774,052            209,008                     $ 1,788,060
                                           -----------        -----------                     -----------
Expenses
   Cost of sales                           $ 1,043,800        $    97,824                     $ 1,141,624
   Personnel expenses                          289,913             76,386                         366,299
   Facility cost                                64,670             10,658                          75,328
   Other operating cost                         99,697            260,399                         360,096
   General and administration                  150,720            195,000      (195,000)(1)       150,720
   Depreciation and amortization                33,414             34,428        63,023 (2)       130,865
                                           -----------        -----------                     -----------
Total expenses                             $ 1,682,214        $   674,695                     $ 2,224,932
                                           -----------        -----------                     -----------
Income (loss) before interest Expense           91,838           (465,687)                       (436,872)
Interest expense                                11,219             76,615                          87,834
                                           -----------        -----------                     -----------
Net income (loss)                          $    80,619        $  (542,302)                    $  (524,706)
                                           ===========        ===========                     ===========
Pro forma net income (loss) per share (3)                                                     $      (.04)

----------
(1)  To eliminate intercompany management fees.
(2) Pro forma depreciation of the video wall systems software and technology on the straight line method over an estimated useful life of 15 years.
(3)  Based on weighted average shares of 14,890,305.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     COMPARISON NINE MONTHS ENDED JUNE 1999 TO 1998

     The total revenue of $1,759,052 for the nine months ended June 30, 1999 is made up of $419,709 or 24% from the real estate education segment and $1,159,343 or 66% from the travel agency segment with the remaining $180,000 or 10% consisting of the management fee charged to Neo Vision, Inc. Total revenue increased by $359,895 in 1999 compared to a $1,088,553 increase in 1998. The 1999 revenue increase consists of an increase in real estate education revenue of $76,332, a increase in travel agency sales of $104,573 and an increase in management fees and other revenues of $178,990.

     The net loss improved by $75,692 and consists of the following:

Increase in Real Estate Education 1999
  operating income over 1998                                          $  30,386

Decrease in Travel Agency 1999
  operating loss over 1998                                            $   5,333

Loss from Neo Vision, Inc. from
  March 31, 1999 (date of acquisition)
  Through June 30, 1999                                               $ (38,544)

Increase in consulting and other income                               $ 178,990

Increase in general corporate overhead                                $ (80,305)

Increase in interest expense                                          $ (20,164)

     The increase in real estate education 1999 results over 1998 consists of the following:

                                                                       Increase
                                             1999          1998       (Decrease)
                                           --------      --------      --------
Revenue                                    $419,709      $343,377      $ 76,332
                                           --------      --------      --------
Costs and expenses
  Personnel expense                         206,946       180,573        26,373
  Facility cost                              49,362        44,240         5,122
  Other operating cost                       70,621        57,887        12,734
  Depreciation and amortization              11,176         9,459         1,717
                                           --------      --------      --------
         Total                             $338,105      $292,159      $ 45,946
                                           --------      --------      --------
Operating income                           $ 81,604      $ 51,218      $ 30,386
                                           ========      ========      ========

     The adult education division results improved by $30,386. The improvement was due to a $76,332 increase in revenues offset by a $45,946 increase in operating costs. The revenue increase is the result of additional enrollments including those at the new East campus. The operating cost increase consists of a $26,373 increase in personnel expense, including additional marketing personnel, a $5,122 increase in facility costs, a $12,734 increase in other operating costs, and a $1,717 increase in depreciation and amortization.

     The $5,333 decrease in the travel agency 1999 operating loss consists of the following:

                                                                      Increase
                                         1999           1998         (Decrease)
                                      -----------    -----------    -----------
Sales                                 $ 1,159,343    $ 1,054,770    $   104,573

Cost of sales                           1,043,800        949,960         93,840
                                      -----------    -----------    -----------
  Gross profit                        $   115,543    $   104,810    $    10,733

Operating costs
  Personnel expense                        82,966         85,537         (2,571)
  Facility cost                            15,337          3,882         11,455
  Other operating costs                    29,076         32,549         (3,473)
  Depreciation and amortization            19,385         19,396            (11)
                                      -----------    -----------    -----------
     Total                            $   146,764    $   141,364    $     5,400
                                      -----------    -----------    -----------
Operating loss                        $   (31,221)   $   (36,554)   $     5,333
                                      ===========    ===========    ===========

     Sales for the travel agency operation increased by $104,573 during the nine-month period ending June 30, 1999, as compared to the agencies' sales for the nine months ended June 30, 1998. Gross profit during the nine months ended June 30, 1999 increased by $10,733 over the comparable period ended June 30, 1998. The gross profit percentage for both periods remained at 10%. Operating costs for the nine months ended June 30, 1999 were $146,764 compared to $141,364 for the comparable period ended June 30, 1998. The $5,400 decrease in operating costs results from the reduction of travel agents to a staff level appropriate for the sales volume of the travel agency segment offset by increases in facility costs due to the opening of an additional retail branch.

     Neo Vision, Inc. had an operating loss of $450,687 during the nine months ended June 30, 1999 with a operating loss of $38,544 during the three months from the date of acquisition through June 30, 1999. The Neo Vision ,Inc loss is summarized as follows:

                                   Nine Months      Six Months     Three Months
                                      Ended            Ended           Ended
                                  June 30, 1999   March 31, 1998   June 30, 1999
                                    ---------        ---------       ---------
Sales                               $ 209,008        $ 209,008       $

Cost of sales                          97,824           81,035          16,789
                                    ---------        ---------       ---------
  Gross profit                      $ 111,184        $ 127,973       $ (16,789)

Operating costs
  Personnel expense                    76,386           67,436           8,950
  Facility cost                        10,658            8,147           2,511
  Other operating costs               260,399          257,296           3,103
  Management fees                     180,000          180,000
  Depreciation and amortization        34,428           27,237           7,191
                                    ---------        ---------       ---------
     Total                          $ 561,871        $ 540,116       $  21,755
                                    ---------        ---------       ---------
Operating loss                      $(450,687)       $(412,143)      $  38,544
                                    =========        =========       =========

     During the three months ended June 30, 1999, there were no advertising sales for the Neo Vision, Inc. subsidiary while the management and sales force was reorganized and the new "Mall TV" program was instituted. Mall TV is a audio video program produced by Neo Vision to be transmitted, using the Neo Vision technology, to malls that have its audio video system. The "Mall TV" program commenced operations in August 1999 at the existing Las Vegas Nevada mall location and advertising sales efforts by the new sales staff also started in August 1999. Advertising sales potential at the Las Vegas mall location is expected to be approximately $45,000 per month. Operating costs of $21,755 during the three months ended June 30, 1999 is the fixed costs during the three month period while Neo Vision, Inc. was instituting the " Mall TV" program and reorganizing its management and sales team.

     Other revenue consists of the $180,000 of management fees from Neo Vision, Inc., the subsidiary acquired on June 30, 1998, that was not consolidated until March 31, 1999. The management fee exceeded other miscellaneous income for 1998 by $178,990. The management fee of $180,000 represents the $30,000 per month charge to Neo Vision, Inc. until March 31, 1999 for executive management, general and administrative expense provided by the Company.

     General corporate overhead increased by $72,939 primarily due to management compensation increases from the June 30, 1998 acquisition of Neo Vision, Inc.

     Interest expense increased by $20,164 over the nine month period ended June 30, 1998 with all of the increase resulting from the Neo Vision, Inc acquisition.

     COMPARISON THREE MONTHS ENDED JUNE 1999 TO 1998

     The total revenue of $688,757 for the three months ended June 30, 1999 is made up of $161,868 or 24% from the real estate education segment and $526,889 or 76% from the travel agency segment with no advertising revenue from Neo Vision, Inc during the three months ended June 30, 1999. Total revenue increased by $205,336 in 1999 compared to a $367,360 increase in 1998. The 1999 revenue increase consists of an increase in real estate education revenue of $36,600 and an increase in travel agency sales of $168,736.

     The net loss increased by $86,680 during the quarter ended June 30, 1999 and consists of the following:

Increase in Real Estate Education 1999
  operating income over 1998                                           $ 22,951

Increase in Travel Agency 1999
  operating loss over 1998                                             $(21,290)

Loss from Neo Vision, Inc. from
  March 31, 1999 (date of acquisition)
  Through June 30, 1999                                                $(38,544)

Increase in general corporate overhead                                 $(30,115)

Increase in interest expense                                           $(19,682)

     The increase in real estate education for the quarter ended June 30, 1999 results over the same quarter in 1998 consists of the following:

                                                                       Increase
                                               1999         1998      (Decrease)
                                             --------     --------     --------
Revenue                                      $161,868     $125,268     $ 36,600
                                             --------     --------     --------
Costs and expenses
  Personnel expense                            72,197       62,582        9,615
  Facility cost                                20,634       14,895        5,739
  Other operating cost                         19,189       20,066         (877)
  Depreciation and amortization                 3,725        4,553         (828)
                                             --------     --------     --------
         Total                               $115,745     $102,096     $ 13,649
                                             --------     --------     --------
Operating income                             $ 46,123     $ 23,172     $ 22,951
                                             ========     ========     ========

     The adult education division results improved by $22,951. The improvement was due to a $36,600 increase in revenues offset by a $13,649 increase in operating costs. The revenue increase is the result of additional enrollments including those at the new East campus. The operating cost increase consists of a $9,615 increase in personnel expense, including additional marketing personnel, a $5,739 decrease in facility costs, a $877 decrease in other operating costs, and a $828 decrease in depreciation and amortization.

     The $21,290 increase in the travel agency operating loss during the quarter ended June 30, 1999 consists of the following:

                                                                       INCREASE
                                            1999          1998        (DECREASE)
                                          ---------     ---------     ---------
Sales                                     $ 526,888     $ 358,153     $ 168,735

Cost of sales                               490,613       323,450       167,163
                                          ---------     ---------     ---------
  Gross profit                            $  36,275     $  34,703     $   1,572

Operating costs
  Personnel expense                          35,237        16,282        18,955
  Facility cost                               9,309          (422)        9,731
  Other operating costs                      12,828        18,474        (5,646)
  Depreciation and amortization               6,757         6,935          (178)
                                          ---------     ---------     ---------
     Total                                $  64,131     $  41,269     $  22,862
                                          ---------     ---------     ---------
Operating loss                            $ (27,856)    $  (6,566)    $  21,290
                                          =========     =========     =========

     Sales for the travel agency operation increased by $168,735 during the three-month period ending June 30, 1999, as compared to the agencies' sales for the three months ended June 30, 1998. Gross profit during the three months ended June 30, 1999 increased by $1,572 over the comparable period ended June 30, 1998. The gross profit percentage decreased to 7 1/2% primarily due to the increase in the portion of sales attributable to airline ticket sales. Operating costs for the three months ended June 30, 1999 were $64,131 compared to $41,269 for the comparable period ended June 30, 1998. The $22,862 increase in operating costs results primarily from the opening of a new retail branch.

     The Neo Vision, Inc. operating loss of $38,544 is analyzed in the comparison of the operating results for the nine months ended June 30, 1999.

     General corporate overhead increased by $30,115 primarily due to management compensation increases from the June 30, 1998 acquisition of Neo Vision, Inc.

     Interest expense increased by $19,682 over the three month period ended June 30, 1998 with all of the increase resulting from the Neo Vision, Inc acquisition.

     FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Prior to March 31, 1999, the financial statements of Neo Vision, Inc. were not consolidated with the Company until the amendment and restatement of the Certificate of Incorporation was fully assured. In March 1999, the Company's Board of Directors determined that the proposal to restate and amend the Company's Certificate of Incorporation would be defeated. Pursuant to the June 30, 1998 Exchange Agreement, each of the six former Neo Vision, Inc. shareholders had a right to elect to rescind the Exchange Agreement. All six of the former Neo Vision shareholders have elected not to rescind. The Company will continue to own 100% of the outstanding shares of Neo Vision, Inc. and in accordance with the Exchange Agreement, the Company will issue no additional shares to the former Neo Vision, Inc. shareholders.

     As a result, on March 31, 1999, the acquisition of Neo Vision, Inc. became fully assured and Neo Vision, Inc. has been included in the Company's March 31, 1999 consolidated balance sheet with the acquisition being accounted for by the purchase method. For additional information regarding the acquisition of Neo Vision, Inc., see Note 3 of the June 30, 1999 consolidated financial statements included elsewhere in this report.

     The working capital deficit increased by $1,343,354 from September 30, 1998 to $1,763,755. Current assets increased by $110,969 from September 30, 1998 to $204,285. The increase consists of a $30,500 increase in cash, a $60,760 increase in accounts receivable, and a $19,709 increase in prepaid expenses, which relates primarily to advance payments of costs and expenses that will benefit future periods and will be charged to expenses over the remainder of this fiscal year.

     Current liabilities increased by $1,454,303 from September 30, 1998 to $1,968,040 at June 30, 1999. The increase consists of a $5,327 increase in the accrued interest related to the Company's convertible debentures, a $884,155 increase related to the Neo Vision, Inc. convertible debentures, a $353,601 increase in accounts payable, including $224,500 applicable to Neo Vision, Inc., a $162,514 increase in accrued expenses which consists primarily of increases in the accrued expense related to Neo Vision, Inc. Unearned tuition increased by $22,536.

     The long term note receivable of $25,000 at June 30, 1999 is related to the sale of Hansen and Associates, Inc. At June 30, 1999, property and equipment increased by $1,690,227 as a result of equipment additions of $1,708,320 offset by depreciation of $18,093. The equipment additions during the period ended June 30, 1999 consist of $7,229 in additions by the Company for the travel segment and $1,701,091 related to the Neo Vision, Inc. acquisition, which has been consolidated as of March 31, 1999, consisting of the following:

     Video software and systems                                     $ 1,260,466
     Video walls equipment                                              336,928
     Central Office computerized
       transmission center equipment                                     93,166
     Office furniture and equipment                                      10,531
                                                                    -----------
                                                                    $ 1,701,091
                                                                    ===========

     Goodwill decreased by $4,495 for amortization in the nine months ended June 30, 1999. Course materials decreased by $1,475 due to amortization in the nine months ended June 30, 1999. Other assets increased by $38,240 during the nine months ended June 30, 1999.

     The Company has formed RVP-LLC, an Arizona limited liability company for the purpose of owning recreational vehicle parks that will be leased to and operated by the Company; however the RV Park operation will not be launched until the project is capitalized. The project is to be capitalized from consulting fees for the RV park consulting services provided. However, for financial reporting purposes the consulting fee revenue will not be recognized until it is received, since there is insufficient evidence to assure its realization. Management believes the consulting fee, which is expected to be a one-time occurrence, will be collected before December 31, 1999. The costs related to earning the consulting fee consisted primarily of executive compensation and travel all of which has been expensed as incurred and included in general and administrative expense. At June 30, 1999 the members equity of RVP-LLC has not been recognized until the capital contributions are received.

     The July 1997 and August 1997 purchase price of the travel agencies exceeded the identifiable tangible assets of the agencies by $110,288 and relates primarily to the value of the income production of the approximately 175 Home Based Travel Agents who place their travel sales through FirsTravel. The original cost has been reduced by amortization of $5,514 in fiscal year 1997, $26,397 in fiscal year 1998 and $16,544 in the nine months ended June 30, 1999.

     Long-term debt increased by $21,713 during the nine months ended June 30, 1999. The convertible debentures of $56,450 of United States Aircraft
Corporation plus the related accrued interest are classified as current liabilities as they were due on December 31, 1996. Currently, the debentures remain unpaid and the Company believes that they will eventually be retired through conversion to the Company's New Common Stock, although no assurance that such a conversion will be elected by the debenture holders. If the debenture holders do not elect to convert into the Company's New Common Stock, they could demand payment and seek enforcement through legal action; however, the Company has had no contact from the debenture holders.

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

     The internal sources of liquidity include the projected profitability and expansion of its adult education and travel segments, the collection of the net consulting fee, and the anticipated conversion of the convertible debentures, all of which are expected to resolve the current working capital deficiency. However, the Company intends to expand its newly acquired Neo Vision operation by the expected installation of 2 and 24 video walls in the years ended September 30, 1999 and 2000, respectively at a projected cost of $150,000 for each wall. The planned expansion will require capital from external sources of approximately $500,000 to $750,000 by December 1999. Neo Vision has engaged financial advisors to assist in the funding of its capital needs for the planned expansion, including private placements. Management believes that the funding will be a convertible debt financing, equipment lease financing or the preferred stock to be authorized, and that it will be funded in time to complete the expected installation of video walls in the years ended September 30, 1999 and 2000. However, the Company does not intend to make material commitments for further capital expenditures until financing becomes available. Additionally, the Company is aggressively investigating acquisitions of adult education, travel services, or other operations that are compatible with the existing operations and that can be acquired for the Company's common stock or with debt that is retired from the cash flow from the acquired operation. No assurance can be given that the acquisitions or installation of the video walls will be completed or the private placement to obtain the required capital infusion will be successful.

     OUTSTANDING DEBENTURES OF THE COMPANY AND NEO VISION

     The Company has outstanding convertible debentures of $56,450 plus related accrued interest of $38,918 at June 30, 1999. These debentures bear interest at rates of 12% to 14% per annum and were due in December 1996. Currently, the debentures remain unpaid and are in default. The debentures are convertible, at the option of the holder, into common shares at the rate of $.75 of outstanding amount for one share of Class A Common Stock ($.75 of outstanding amount for one share of New Common Stock). (See discussion elsewhere in this Management's Discussion and Analysis.)

     As of June 30, 1999, Neo Vision had approximately $810,750 in outstanding convertible debentures bearing interest at rates of between 10% and 12% per annum, with total accrued interest at June 30, 1999 of $105,000. These debentures were issued in multiple series beginning in 1997 and ending in 1998. The Neo Vision debentures provide that the principal and accumulated interest are convertible to Neo Vision common stock at the rate of one share of Neo Vision common stock for each $1.00 (or $1.25 for certain debentures) of outstanding principal amount and accrued interest of debentures upon completion of a transaction that results in unrestricted securities of Neo Vision (or with respect to certain of the debentures its successor) being issued and outstanding. The Company believes that the terms of the debentures either require the conversion of the debentures into New Common Stock upon the effectiveness of a registration statement for the conversion of the debentures or if a registration statement is not filed, that the debenture holders will elect to convert their debentures pursuant to a private placement offering.

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

     Based on the Series A and B conversion rate of $1 per share and the Series C conversion rate of $1.25 per share as adjusted for the acquisition of Neo Vision by the Company approximately 4,500,000 shares of New Common Stock would be issued if all of the debenture holders elected to convert.

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

                          PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     The Company currently is in default on the payment of various convertible debentures in the outstanding principal amount of $56,450 and Neo Vision, Inc. is in default on the payment of its convertible debentures of approximately $810,750. The Company and Neo Vision, Inc. currently do not have the ability to pay any of its defaulted debt and no assurance can be given that the Company will have sufficient capital to pay such debts. Reference is made to Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations-Outstanding Debentures of the Company and Neo Vision for a discussion of the convertible debentures of the Company and Neo Vision, Inc.

ITEM 5. OTHER INFORMATION

     The Board of Directors approved an amendment and restatement of its Certificate of Corporation and the Company intends to seek the approval of a majority of the Class A and Class B outstanding shares of record as of August 31, 1999 by written consent. The Company intends to obtain the shareholders consent as soon as possible and to file the amended and restated Certificate of Incorporation with the state of Delaware immediately thereafter. The amended and restated Certificate of Incorporation will: (i) authorize the issuance of 100,000,000 shares of a single new class of Common Stock, $.001 par value (the "New Common Stock"); (ii) reclassify the Company's Class A Common Stock and Class B Common Stock into shares of New Common Stock on a one for one basis;
(iii) authorize the issuance of 75,000,000 shares of preferred stock; (iv) change the name of the Company to Neo Vision Corporation; and (v) make certain technical amendments set forth in the Company's First Restated Certificate of Incorporation.

     On September 3, 1999, the Company agreed to sell one of its two campuses to the President and Vice-President of the real estate education operation. The sales proceeds include the return of 1,200,000 Class A shares of common stock, the termination of the employment contracts with the officers including the forgiveness of any obligation of the Company to the selling officers and 23 non-compete payments to the Company of $1,750. The sale includes the sale of the name Westford College. The Company intends to expand the operation of its remaining campus through the implementation of distance learning using its technology capabilities and to adopt the name ReNewal Education Corporation for its adult education operations. The Board of Directors has authorized the Chairman to form a limited partnership to acquire the Class A shares for $120, 000 cash which approximates the recent market value of the Class A shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  27 - Financial Data Schedule

     (b)  Reports on Form 8-K

     The registrant filed current report on Form 8-K on April 5, 1999 with respect to the election by the six former Neo Vision, Inc. shareholders' to not rescind the Exchange Agreement.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        United States Aircraft Corporation


Date: September, 13 1999                /s/ Harry V. Eastlick
     --------------------               ----------------------------------------
                                        Harry V. Eastlick
                                        Chairman of the Board and Chief
                                        Financial Officer